Form 10QSB
period 1996-06-30
LARK TECHNOLOGIES INC
filed 1996-08-14
CIK 942134

- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______ to______

                             LARK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


        DELAWARE                                      73-1461841
 (State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                    Identification No.)

                          9545 KATY FREEWAY, SUITE 465
                                HOUSTON, TX 77024
                    (Address of principal executive offices)

                                 (713) 464-7488
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 1996, there were 3,315,338 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

- --------------------------------------------------------------------------------

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1996.

Part I  Financial Information (unaudited)
                                                                            PAGE
    Item 1.    Financial Statements

                      Balance Sheet .........................................  1

                      Statements of Income ..................................  2

                      Statements of Cash Flows ..............................  3

                      Notes to Financial Statements .........................  4

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations ................  7


Part II Other Information ...................................................  9

    Item 1.    Legal Proceedings ............................................  9

    Item 2.    Changes in Securities ........................................  9

    Item 3.    Defaults Upon Senior Securities ..............................  9

    Item 4.    Submission of Matters to a Vote of Security Holders ..........  9

    Item 5.    Other Information ............................................  9

    Item 6.    Exhibits and Reports on Form 8-K .............................  9

Signatures................................................................... 11

                                        i


                             LARK TECHNOLOGIES, INC.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                             June 30,
                                                               1996
                                                            -----------
                                                            (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ..........................   $    50,196
     Accounts receivable ................................     1,011,552
     Due from related parties ...........................         3,585
     Work-in-process ....................................       101,934
     Prepaid expenses ...................................        14,771
                                                            -----------
Total current assets ....................................     1,182,038

 Property and equipment, net ............................       320,922
 Other assets, net ......................................       161,680
                                                            -----------
Total assets ............................................   $ 1,664,640
                                                            ===========
Liabilities and stockholders' equity Current liabilities:
     Notes payable ......................................   $   266,324
     Debentures payable .................................        45,000
     Accounts payable ...................................       372,219
     Accrued expenses ...................................       345,037
     Customer deposits ..................................       272,774
     Deposits from related parties ......................        97,441
                                                            -----------
Total current liabilities ...............................     1,398,795

Commitments and contingencies

Stockholders' equity
     Preferred stock, $0.001 par value:
           Authorized shares - 2,000,000
          None issued and outstanding
      Common stock, $0.001 par value:
           Authorized shares - 8,000,000
           Issued and outstanding shares - 2,210,225 ....         2,210
     Additional paid-in capital .........................     1,484,175
     Amounts due from shareholders ......................       (15,045)
     Accumulated deficit ................................    (1,205,495)
                                                            -----------
Total stockholders' equity ..............................       265,845
                                                            -----------
Total liabilities and stockholders' equity ..............   $ 1,664,640
                                                            ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         Lark Technologies, Inc.
                            Statements of Operations

                                                    Three months ended              Six months ended
                                                         June 30,                      June 30,
                                                --------------------------    --------------------------
                                                   1995           1996           1995           1996
                                                -----------    -----------    -----------    -----------
                                                       (Unaudited)                   (Unaudited)
Revenue:
     Laboratory Services ....................   $   499,818    $ 1,275,137    $ 1,338,443    $ 2,481,933

Costs and expenses:
     Costs of services ......................       276,037        557,310        574,002        981,740
      Sales, general and administrative .....       341,376        512,659        705,103      1,031,188
     Research and Development ...............             0         27,362              0         61,371
                                                -----------    -----------    -----------    -----------
Total costs and expenses ....................       617,413      1,097,331      1,279,105      2,074,299
                                                -----------    -----------    -----------    -----------
Operating income (loss) .....................      (117,595)       177,806         59,338        407,634

Other income and (expense):
     Interest expense .......................        (4,255)       (34,825)        (8,684)       (45,354)
     Interest income ........................         1,239          1,438          4,043          2,427
     Gain on disposal of assets .............             0              0            300              0
                                                -----------    -----------    -----------    -----------
Total other (expense), net ..................        (3,016)       (33,387)        (4,341)       (42,927)
                                                -----------    -----------    -----------    -----------
Income (loss) before income taxes ...........      (120,611)       144,419         54,997        364,707

Income taxes ................................             0              0              0              0
                                                -----------    -----------    -----------    -----------
Net income (loss) ...........................      (120,611)       144,419         54,997        364,707
                                                ===========    ===========    ===========    ===========
Net income (loss) per share .................   ($     0.06)   $      0.06    $      0.03    $      0.17
                                                ===========    ===========    ===========    ===========
Weighted average number of common
     or equivalent shares outstanding .......     2,000,000      2,260,074      2,000,000      2,210,006
                                                ===========    ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                             Lark Technologies, Inc.
                            Statements of Cash Flows

                                                            Six months ended
                                                                June 30,
                                                          ---------------------
                                                            1995        1996
                                                          --------    ---------
                                                                     (Unaudited)

Operating activities
Net income ............................................   $ 54,997    $ 364,707
Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation and amortization ....................     83,197       89,365
     Compensation expense recognized for
          issuance of common stock ....................          0            0
     Loss/(Gain) on disposal of assets ................       (300)           0
     Changes in operating assets and liabilities:
          Accounts receivable .........................    (11,467)    (586,889)
          Work-in-process .............................     18,765      (12,783)
          Prepaid expenses ............................     19,886        7,863
          Other assets ................................    (51,425)     (64,438)
          Due to/from related parties .................       (245)      22,306
          Accounts payable ............................    (25,143)      95,180
          Accrued expenses ............................    (72,834)     124,956
          Deposits ....................................     76,347       63,591
                                                          --------    ---------
Net cash provided by operating activities .............     91,778      103,858

Investing activities
Purchases of property and equipment ...................    (42,142)    (141,982)
Proceeds from disposal of property and equipment ......        300            0
                                                          --------    ---------
Net cash used in investing activities .................    (41,842)    (141,982)

Financing activities
Proceeds from issuance of notes payable ...............     50,000            0
Principal payments on notes payable ...................    (21,739)     (53,272)
Proceeds from issuance of common stock ................          0       65,596
Repayment of debentures payable .......................    (25,000)           0
                                                          --------    ---------
Net cash provided by financing activities .............      3,261       12,324
                                                          --------    ---------
Net increase (decrease) in cash and cash equivalents ..     53,197      (25,800)
Cash and cash equivalents at beginning of period ......     26,034       75,996
                                                          --------    ---------
Cash and cash equivalents at end of period ............   $ 79,231    $  50,196
                                                          ========    =========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                             LARK TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      ORGANIZATION

        LARK TECHNOLOGIES, INC., A DELAWARE CORPORATION (THE "COMPANY"), WAS FORMED ON NOVEMBER 16, 1994, AS A WHOLLY-OWNED SUBSIDIARY OF SUPERCORP INC. ("SUPERCORP"), FOR THE PURPOSE OF MERGING WITH LARK SEQUENCING TECHNOLOGIES, INC., A DELAWARE CORPORATION ("SEQUENCING"), AS OUTLINED IN A MERGER AGREEMENT ("MERGER AGREEMENT") ENTERED INTO BY SUPERCORP AND SEQUENCING ON OCTOBER 28, 1994. THE MERGER AGREEMENT WAS APPROVED BY SUPERCORP ON SEPTEMBER 5, 1995, AND BY THE STOCKHOLDERS OF SEQUENCING ON SEPTEMBER 12, 1995. AS A CONSEQUENCE OF THE MERGER, ALL OF THE SHARES OF COMMON AND PREFERRED STOCK OF SEQUENCING WERE EXCHANGED FOR 1,800,000 SHARES OF COMMON STOCK OF THE COMPANY WITH A PAR VALUE OF $0.001 PER SHARE AND THE 200,000 SHARES OF COMMON STOCK OF THE COMPANY HELD BY SUPERCORP WERE DISTRIBUTED TO THE SHAREHOLDERS OF SUPERCORP. THE COMPANY HAS SUCCEEDED TO ALL OF THE BUSINESS PREVIOUSLY UNDERTAKEN BY SEQUENCING. LARK PROVIDES SPECIALIZED LABORATORY SERVICES FOR DNA SEQUENCING TO BIOTECHNOLOGY RESEARCHERS.


2.      BASIS OF PRESENTATION

        THE ACCOMPANYING UNAUDITED INTERIM FINANCIAL STATEMENTS HAVE BEEN PREPARED PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION. CERTAIN INFORMATION IN FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED PURSUANT TO THESE RULES AND REGULATIONS. THE ACCOMPANYING UNAUDITED INTERIM FINANCIAL STATEMENTS REFLECT ALL ADJUSTMENTS WHICH THE COMPANY CONSIDERS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS COVERED AND FOR THE FINANCIAL CONDITION OF THE COMPANY AT THE DATE OF THE INTERIM BALANCE SHEET. ALL SUCH ADJUSTMENTS ARE OF A RECURRING NATURE. RESULTS FOR THE INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF RESULTS FOR THE YEAR.

        FOR FINANCIAL REPORTING PURPOSES, THE MERGER OF THE COMPANY AND SEQUENCING HAS BEEN ACCOUNTED FOR AS A RECAPITALIZATION OF SEQUENCING, AND THE HISTORICAL FINANCIAL STATEMENTS OF SEQUENCING PRIOR TO THE MERGER BECAME THE FINANCIAL STATEMENTS OF THE COMPANY. THE FINANCIAL STATEMENTS OF SEQUENCING HAVE BEEN RETROACTIVELY RESTATED TO GIVE EFFECT TO THE MERGER TRANSACTION AS IF IT HAD OCCURRED ON JANUARY 1, 1994.


3.      DEBENTURES AND NOTES PAYABLE

        AT MARCH 31, 1996, THE COMPANY HAD TWO NOTES PAYABLE TO A BANK WITH INTEREST OF PRIME PLUS 2% (10.25% AT MARCH 31, 1996) AND COLLATERALIZED BY ACCOUNTS RECEIVABLE, PROPERTY, AND EQUIPMENT. ANY UNPAID PRINCIPAL ON THE NOTES WAS DUE AT MATURITY ON MARCH 31, 1996, AND JANUARY 6, 1998. AMOUNTS OUTSTANDING UNDER THESE NOTES WERE $57,200 AND $77,720, RESPECTIVELY, AT MARCH 31, 1996. AT MARCH 31, 1996, THE COMPANY ALSO HAD A REVOLVING LINE OF CREDIT WITH THE SAME BANK. THE TERMS OF THE LINE OF CREDIT PROVIDED FOR MAXIMUM BORROWINGS OF $250,000 OF WHICH $200,000 WAS OUTSTANDING AT MARCH 31, 1996.

        ON APRIL 26, 1996, THE COMPANY REPAID THE DEMAND NOTE PAYABLE WHICH MATURED ON MARCH 31, 1996, AND RENEWED THE LINE OF CREDIT WITH A REDUCED MAXIMUM BORROWING LIMIT OF $200,000. CONTEMPORANEOUSLY WITH THE RENEWAL OF THE LINE OF CREDIT, THE COMPANY ACCELERATED THE MATURITY OF THE DEMAND NOTE PAYABLE OF $77,720 WHICH ORIGINALLY MATURED JANUARY 6, 1998, SUCH THAT BOTH THE LINE OF CREDIT AND THE DEMAND NOTE PAYABLE HAD MATURITY DATES OF JANUARY 2, 1997. THE LINE OF CREDIT AND DEMAND NOTE WERE GUARANTEED BY CERTAIN STOCKHOLDERS OF THE COMPANY. IN EXCHANGE FOR THE GUARANTEES, THE COMPANY ISSUED TO EACH GUARANTOR, ON A PRO-RATA BASIS, WARRANTS TO PURCHASE A TOTAL OF 106,533 SHARES OF UNREGISTERED COMMON STOCK OF THE COMPANY AT AN EXERCISE PRICE OF $0.1479. THE WARRANTS EXPIRE DECEMBER 31, 1997.

        On July 25, 1996, the Company arranged for the release of the guarantees and extended the maturities of the line of credit and demand note to March 31, 1997. The Company repurchased half of the warrants for $0.1479 per share on August 7, 1996, and accrued the expenses related to this repurchase during the second quarter of 1996.

        At June 30, 1996, the Company had subordinated redeemable debentures payable of $45,000 that matured on March 31, 1996, with interest at 8% per year, payable quarterly. The Company offered to renew the subordinated debentures through September 30, 1996. As of August 9, 1996, the Company has received renewal agreements from the holders of $20,000 of these subordinated debentures. The other subordinated debenture holder has not demanded payment.


4.      EARNINGS PER SHARE

        Net income per share was calculated by dividing the Company's net income for the period by the weighted average number of common stock and dilutive common stock equivalents (stock options and warrants) outstanding.


5.      COMMITMENTS AND CONTINGENCIES

PATENT LICENSE AGREEMENT

        Effective June 15, 1995, the Company entered into an exclusive patent sub-license agreement with another biotech company. The agreement grants to the Company an exclusive license to certain "Licensed Patent Rights" of this third party and requires the Company to perform research and development efforts as defined in the agreement. The Company is required to pay the third party a royalty of 25% to 50% of all consideration the Company receives as a result of sales of licensed products and licensed processes or a sub-license or assignment of the Company's rights under the agreement. If the Company does not meet the research and development milestones as defined in the agreement, or is unable to successfully commercialize the results of the research and development efforts, the agreement will terminate. Otherwise, the agreement will terminate upon the dissolution of the Company or the expiration of the "Licensed Patent Rights". The agreement may also be terminated by the Company with 60 days written notice to the third party.

SPONSORED RESEARCH CONTRACT AND CONSULTING AGREEMENT

        The Company entered into a sponsored research contract on August 1, 1995, whereby the Company is required to fund certain research and development efforts being performed by Baylor College of Medicine ("Baylor"). The research and development is being performed pursuant to the Patent License Agreement described in this Note. The agreement expired on July 31, 1996, and required the Company to pay Baylor a total of $53,739 in monthly installments over the term of the contract. During July 1996, the agreement was extended with the same terms through July 31, 1997.

        The Company entered into a related consulting agreement with the Principal Investigator at Baylor. This agreement expired on August 1, 1996, and required the Company to pay the researcher a total of $24,000 in monthly installments over the term of the contract. During July 1996, the agreement was extended with the same terms through July 31, 1997.

6.      SUBSEQUENT EVENTS

        On July 17, 1996, the Company completed a Rights Offering of Common Stock to its shareholders of record of May 31, 1996. The Company sold 1,105,113 shares of Common Stock at $1 per share, and received net proceeds of approximately $1,061,291.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Financial Statements and the accompanying Notes herein, and is qualified entirely by the foregoing and by other more detailed financial information appearing elsewhere.

GENERAL

        Lark Technologies, Inc. ("Lark" or "the Company") is a successor in interest, through a merger effected in September 1995, to Lark Sequencing Technologies, Inc., which was incorporated under the business corporation laws of the State of Delaware on May 4, 1990.

        Lark is a leader in providing contract DNA sequencing and research services to the pharmaceutical and biotechnology industries worldwide. Lark's service portfolio consists of various DNA sequencing and molecular biology services as follows:

        AUTOMATED DNA SEQUENCING SERVICES. Lark applies automated sequencing techniques to generate high throughput DNA sequence and fast turnaround screening information, including genome sequencing projects.

        MANUAL DNA SEQUENCING SERVICES. Lark uses manual sequencing techniques for projects that require greater than 99.9% accuracy. These techniques are useful for DNA sequence information that is used for patent applications, FDA submissions or the identification of genetic mutations.

        LIBRARY SCREENING SERVICES. During the gene discovery process, customers may find only a portion of a gene of interest. As a service, Lark will use a customer's gene fragment to probe a genetic library to identify a full length gene. Identification of full length genes is necessary for determining a gene's function, developing novel drugs, and securing patent rights.

        DIFFERENTIAL DISPLAY SERVICE. Lark uses differential display techniques for analyzing differences in gene expression caused by the introduction of various drug compounds, viruses or stimulatory factors. Differential display can be useful in identifying novel genes and gene functions. By understanding how and when a gene is expressed or repressed, targeted interventions can be developed to maximize results and minimize harmful side effects. This service is used to discover novel genes as well as to characterize pharmaceutical effects.

        Lark has also undertaken a senescence gene discovery program for its own account. In 1995, the Company obtained exclusive rights to senescence gene technology developed at Baylor College of Medicine, subject to third party royalty rights and development obligations. Senescence is the final stage of cellular aging when a cell ceases to divide but remains viable. The genes which control this process regulate cell immortality. The major disease target for this gene technology is cancer. Animal studies have demonstrated the ability of this technology to reduce tumor growth at statistically significant levels. Lark is actively pursuing the discovery of these novel genes and intends to exploit the diagnostic and therapeutic applications of the technology by forging appropriate corporate relationships. The Company considers this to be a highly speculative project. Although the Company would benefit from the success of this project, this project is not essential to the success of the Company.

RESULTS OF OPERATIONS

        GROSS REVENUES. Gross revenues increased 155% from $499,818 to $1,275,137 for the three month periods ended June 30, 1995 and 1996, respectively. Gross revenues increased 85% from $1,338,443 to $2,481,933 for the six month periods ended June 30, 1995 and 1996, respectively. This increase in revenues was attributable to an increase in new customer accounts for both the automated and manual sequencing services provided by the Company. Management believes that the increase in manual sequencing revenues is attributable to increased sales and advertising activities while the increase in automated sequencing revenues was due to the work performed for a contract with a single customer.

        COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 102% from $276,037 to $557,310 for the three month periods ended June 30, 1995 and 1996, respectively, and 71% from $574,002 to $981,740 for the six month periods ended June 30, 1995 and 1996, respectively. Increases in personnel, supply usage and equipment costs as a result of the increase in services rendered comprised the increase in operating costs. Costs of services as a percentage of revenue were 55% and 44% for the three month periods ending June 30, 1995 and 1996, respectively, and 43% and 40% for the six month periods ending June 30, 1995 and 1996, respectively.

        SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 50% from $341,376 to $512,659 for the three month periods ended June 30, 1995 and 1996, respectively, and 46% from $705,103 to $1,031,188 for the six month periods ended June 30, 1995 and 1996, respectively. Sales, general and administrative expenses as a percentage of revenue were 68% and 40% for the three month periods ending June 30, 1995 and 1996, respectively, and 53% and 42% for the six month periods ended June 30, 1995 and 1996, respectively. The increases in expenses are attributable to various costs incurred to support the growth of the company. These growth related costs consist primarily of increased personnel costs in the United States and Europe, certain commissions on contracts, an increase in amortization of certain capitalized costs, and fees related to public disclosure requirements.

        RESEARCH AND DEVELOPMENT. Research and development costs were $27,362 for the quarter ended June 30, 1996, and $61,371 for the six month period ended June 30, 1996. There were no research and development costs incurred during the first six months of 1995. Research and development costs during 1996 were related to the gene senescence project described above. Research and development expenses are likely to increase as a result of this project. Lark will need additional working capital in order to expand its research and development efforts.

        VARIABILITY OF FUTURE OPERATING RESULTS. The Company experienced a significant revenue increase in the latter half of 1994, due in large part to the commencement of the first contract with a single customer. This first contract was substantially completed during the first quarter of 1995. In December 1994, a second, similar contract with this customer was signed. Operations for the second contract began in the fourth quarter of 1995 and were substantially completed during the first quarter of 1996. A third, similar contract was signed and commenced in the second quarter of 1996. The Company has a "baseline" of projects from clients which it believes will provide a sustainable level of revenues, although no assurances can be made that this will be true in the future. The addition or completion of any single large contract may have a material impact on the Company's revenues.

        LIQUIDITY AND CAPITAL RESOURCES. The Company has experienced increased demands on working capital due to actual and anticipated growth in all current services. Operating cash flow was $91,778 and $103,858 for the six month periods ended June 30, 1995 and 1996, respectively. The Company's remaining subordinated debentures totalling $45,000 matured March 31, 1996. The Company offered to renew this debt through September 30, 1996. As of August 9, 1996, $20,000 has been renewed and the holders of the remainder of the subordinated debentures have not demanded payment.

        On April 26, 1996, the Company renewed its line of credit through January 2, 1997, accelerated the maturity of a portion of its notes payable to January 2, 1997, and repaid the remainder of its demand notes payable. See Note 3 of the Notes to the Financial Statements for additional discussion of the renewed debt.

        During the first six months of 1996, the Company purchased computer equipment and laboratory equipment and fixtures totalling $141,982 to support its operating growth. Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through a combination of existing or proposed credit facilities and future operating results.

        The Company has committed to certain minimum expenditures related to its senescence research and development efforts as outlined in Note 6 to the Financial Statements ("Patent License Agreement" and "Sponsored Research Contract and Consulting Agreement"). Lark will need additional capital in order expand its research and development efforts beyond the levels required by these agreements.

        MATERIAL COMMITMENTS. Late in the first quarter of 1996, the Company placed an order totaling $240,000 for two automated sequencers in anticipation of an additional large contract. The Company negotiated three year operating leases for this equipment during the second quarter of 1996.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        Not applicable.

ITEM 2. CHANGES IN SECURITIES
        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        The Company's Annual Meeting of Stockholders was held on June 25, 1996. All of the directors named in the following table were re-elected to hold office for the ensuing year. The selection of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 1996, was ratified. There were no broker non-votes.

                                                    Votes Against/
Matters Voted Upon:                     Votes For      Withheld      Abstention

Stephen J. Banks, Director              1,447,613        11,341        53,970
George Britton, Director                1,458,936            18        53,970
Vincent P. Kazmer, Director             1,458,936            18        53,970
David Lawson, Director                  1,387,919        71,035        53,970
Frank Vazquez, Director                 1,447,444        11,510        53,970
Ernst & Young, Auditors                 1,455,136         3,818        53,970


ITEM 5.        OTHER INFORMATION
        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ending June 30, 1996.

INDEX OF EXHIBITS


     2.1(1) The Agreement of Merger of November 18, 1994, between Lark Technologies, Inc. and Lark Sequencing Technologies, Inc. providing for the merger of Lark Sequencing Technologies, Inc. into the Company.

     3.1(1)    Bylaws of Lark Technologies, Inc., as amended.

     3.2(1) The Certificate of Incorporation of Lark Technologies, Inc., as amended.

     10.1(1)   1990 Stock Option Plan adopted by the Company.

     10.13(2) Agreement entered into by and between the Company and Genomyx Corporation.

     10.14(2) The portion of the Minutes of the Executive Session of the Meeting of the Board of Directors of the Company held December 8, 1995, establishing and defining the bonus plan for 1996 under which the chief executive officer, chief financial officer, and other employees may receive cash bonuses as part of their compensation.

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 dated August 14, 1995, Commission File No. 33-90424. The exhibit numbering system used in Form S-4 differed from that used in this Form 10-QSB (8a, 2d, 2c, 6b, 6c, 6d-1, and 6f, respectively).

(2) Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended March 31, 1996.

                                       9

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Lark Technologies, Inc.
                                    (Registrant)

Date    AUGUST 13, 1996             /s/  VINCENT P. KAZMER               .
                                         Vincent P. Kazmer
                                         President and Chief Executive Officer

Date    AUGUST 13, 1996              /s/ CHRISTINE B. POWASER             .
                                         Christine B. Powaser
                                         Vice President, Chief Financial Officer