Form 10QSB
period 1996-09-30
LARK TECHNOLOGIES INC
filed 1996-11-13
CIK 942134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 1996

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                               For the transition period from ______ to ______

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.      Yes   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 1996, there were 3,315,300 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes  No  [X]

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

Part I      Financial Information (unaudited)
                                                                         Page
   Item 1.  Financial Statements
                  Balance Sheet ........................................   1
                  Statements of Operations .............................   2
                  Statements of Cash Flows .............................   3
                  Notes to Financial Statements ........................   4
   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..............   6
Part II Other Information ..............................................   8
   Item 1.  Legal Proceedings ..........................................   8
   Item 2.  Changes in Securities ......................................   8
   Item 3.  Defaults Upon Senior Securities ............................   8
   Item 4.  Submission of Matters to a Vote of Security Holders ........   8
   Item 5.  Other Information ..........................................   8
   Item 6.  Exhibits and Reports on Form 8-K ...........................   8
Signatures..............................................................  10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                      September 30,
                                         1996
                                      -------------
                                       (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ...........................   $   854,030
    Accounts receivable .................................       929,987
    Due from related parties ............................         1,525
    Work-in-process .....................................       187,914
    Prepaid expenses ....................................        46,501
                                                            -----------
Total current assets ....................................     2,019,957

Property and equipment, net .............................       339,247
Other assets, net .......................................        47,680
                                                            ===========
Total assets ............................................   $ 2,406,884
                                                            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Notes payable .......................................   $   285,056
    Debentures payable ..................................        45,000
    Accounts payable ....................................       318,924
    Accrued expenses ....................................       229,161
    Customer deposits ...................................       284,349
    Deposits from
    related parties .....................................       104,711
                                                            -----------
Total current liabilities ...............................     1,267,201

Commitments and contingencies

Stockholders' equity
    Preferred stock, $0.001
    par value:
         Authorized shares - 2,000,000
         None issued and outstanding
    Common stock, $0.001 par value:
         Authorized shares - 8,000,000
         Issued and outstanding shares - 3,315,300 ......         3,315
    Additional paid-in capital ..........................     2,457,501
    Amounts due from shareholders .......................       (65,045)
    Accumulated deficit .................................    (1,256,088)
                                                            -----------
Total stockholders' equity ..............................     1,139,683
                                                            -----------
Total liabilities and stockholders' equity ..............   $ 2,406,884
                                                            ===========
SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                          Three months ended           Nine months ended
                                            September 30,                September 30,
                                    --------------------------    --------------------------
                                         1995           1996           1995        1996
                                    --------------------------    --------------------------
                                    (Unaudited)          (Unaudited)
Revenue:
    Laboratory Services .........   $   494,176    $   886,121    $ 1,832,619    $ 3,368,054
Costs and expenses:
    Costs of services ...........       278,301        439,946        852,303      1,421,686
    Sales, general and
    administrative ..............       520,691        457,691      1,225,794      1,488,879
    Research and
    Development .................        15,485         28,813         15,485         90,184
                                    -----------    -----------    -----------    -----------
Total costs and expenses ........       814,477        926,450      2,093,582      3,000,749
                                    -----------    -----------    -----------    -----------
Operating income (loss) .........      (320,301)       (40,329)      (260,963)       367,305

Other income and
(expense):
    Interest expense ............        (4,903)       (21,150)       (13,586)       (66,504)
    Interest income .............           569         10,886          4,612         13,313
    Gain on disposal of
    assets ......................             0              0            300              0
                                    -----------    -----------    -----------    -----------
Total other (expense),
net .............................        (4,334)       (10,264)        (8,674)       (53,191)
                                    -----------    -----------    -----------    -----------
Income (loss) before income
taxes ...........................      (324,635)       (50,593)      (269,637)       314,114

Income taxes ....................             0              0              0              0
                                    -----------    -----------    -----------    -----------
Net income (loss) ...............      (324,635)       (50,593)      (269,637)       314,114
                                    ===========    ===========    ===========    ===========
Net income (loss) per
share ...........................   ($     0.16)   ($     0.02)   ($     0.13)   $      0.12
                                    ===========    ===========    ===========    ===========
Weighted average number of common
    or equivalent shares
    outstanding .................     2,000,000      3,180,459      2,000,000      2,580,458
                                    ===========    ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                         Nine months ended
                                           September 30,
                                     -------------------------
                                         1995           1996
                                     -------------------------
                                            (Unaudited)
OPERATING ACTIVITIES
Net income ........................   ($269,637)   $   314,114
Adjustments to reconcile net income
   to net cash provided by
operating activities
    Depreciation and
    amortization ..................     132,579        139,800
    Loss/(Gain) on disposal
    of assets .....................        (300)             0
    Changes in operating assets and
    liabilities:
         Accounts receivable ......      90,625       (505,325)
         Work-in-process ..........      (1,021)       (98,764)
         Prepaid expenses .........      44,192        (23,867)
         Other assets .............    (110,515)        37,202
         Due to/from related
         parties ..................       9,197        (18,408)
         Accounts payable .........      88,403         41,885
         Accrued expenses .........      57,858          9,082
         Deposits .................     111,080         75,165
                                      ---------    -----------
Net cash provided by
operating activities ..............     152,461        (29,116)

INVESTING ACTIVITIES
Purchases of property and
equipment .........................     (82,909)      (198,383)
Proceeds from disposal of property
and equipment .....................         300              0
                                      ---------    -----------
Net cash used in
investing activities ..............     (82,609)      (198,383)

FINANCING ACTIVITIES
Proceeds from issuance of
notes payable .....................     150,000         60,136
Principal payments on notes
payable ...........................     (33,135)       (94,676)
Proceeds from issuance of
common stock ......................         200      1,040,072
Repayment of debentures
payable ...........................     (25,000)             0
Cost of issuing
preferred stock ...................           0           --
                                      ---------    -----------
Net cash provided by
financing activities ..............      92,065      1,005,532
                                      ---------    -----------
Net increase (decrease) in cash and
cash equivalents ..................     161,917        778,033
Cash and cash equivalents at
beginning of period ...............      25,834         75,996
                                      =========    ===========
Cash and cash equivalents at end of
period ............................   $ 187,751    $   854,029
                                      =========    ===========

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

3.    NOTES PAYABLE AND DEBENTURES

      On September 30, 1996, the Company had two notes payable to a bank with interest of prime plus 2% (10.25% at September 30, 1996) which were collateralized by accounts receivable, property and equipment. One of the notes was a line of credit with a maximum borrowing limit of $200,000 which was to expire on January 2, 1997. the second, in the amount of $58,726, was an installment note also originally due on January 2, 1997.

      The line of credit and demand note were guaranteed by certain stockholders of the Company. In exchange for the guarantees, the Company issued to each guarantor, on a pro-rata basis, warrants to purchase a total of 106,533 shares of unregistered common stock of the Company at an exercise price of $0.1479. The warrants were written to expire December 31, 1997.

      On July 25, 1996, the Company arranged for the release of the guarantees and extended the maturities of the line of credit and demand note to March 31, 1997. The Company repurchased half of the warrants for $0.1479 per share on August 7, 1996, and accrued the expenses related to this repurchase during the second quarter of 1996.

      In addition to the bank notes, the Company also had two notes payable incurred in September, 1996, to finance insurance policy premiums which totaled $30,616. These two debts were installment notes bearing various interest rates and due in full in September, 1997.

      At September 30, 1996, the Company had subordinated redeemable debentures payable of $45,000 that matured on September 30, 1996, with interest at 8% per year, payable quarterly. The Company offered to renew the subordinated debentures through March 31, 1997. As of November 6, 1996, payment of $10,000 has been requested and the holders of the remainder of the subordinated debentures have not demanded payment.

4.    RIGHTS OFFERING OF COMMON STOCK

      On July 17, 1996, the Company completed a Rights Offering of Common Stock to its shareholders of record of May 31, 1996. The Company sold 1,105,075 shares of Common Stock at $1 per share, and received net proceeds of approximately $1,040,072.

5.    EARNINGS PER SHARE

      Net income per share was calculated by dividing the Company's net income for the period by the weighted average number of common stock and dilutive common stock equivalents (stock options and warrants) outstanding.


6.    COMMITMENTS AND CONTINGENCIES

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

      Lark is a leader in providing contract DNA sequencing and research services to the pharmaceutical and biotechnology industries worldwide. Lark's service portfolio consists of various DNA sequencing and molecular biology services as follows:

o AUTOMATED DNA SEQUENCING SERVICES. Lark applies automated sequencing techniques to generate high throughput DNA sequence and fast turnaround screening information, including genome sequencing projects.

o MANUAL DNA SEQUENCING SERVICES. Lark uses manual sequencing techniques for projects that require greater than 99.9% accuracy. These techniques are useful for DNA sequence information that is used for patent applications, FDA submissions or the identification of genetic mutations.

o LIBRARY SCREENING SERVICES. During the gene discovery process, customers may find only a portion of a gene of interest. As a service, Lark will use a customer's gene fragment to probe a genetic library to identify a full length gene. Identification of full length genes is necessary for determining a gene's function, developing novel drugs, and securing patent rights.

o DIFFERENTIAL DISPLAY SERVICE. Lark uses differential display techniques for analyzing differences in gene expression caused by the introduction of various drug compounds, viruses or stimulatory factors. Differential display can be useful in identifying novel genes and gene functions. By understanding how and when a gene is expressed or repressed, targeted interventions can be developed to maximize results and minimize harmful side effects. This service is used to discover novel genes as well as to characterize pharmaceutical effects.

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

RESULTS OF OPERATIONS

      GROSS REVENUES. Gross revenues increased 79% from $494,176 to $886,121 for the three month periods ended September 30, 1995 and 1996, respectively. Gross revenues increased 84% from $1,832,619 to $3,368,054 for the nine month periods ended September 30, 1995 and 1996, respectively. This increase in revenues was attributable to an increase in new customer accounts for both the automated and manual sequencing services provided by the Company. Management believes that the increase in manual sequencing revenues is attributable to increased sales and advertising activities while the increase in automated sequencing revenues was due to the work performed for a contract with a single customer.

      COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 58% from $278,301 to $439,946 for the three month periods ended September 30, 1995 and 1996, respectively, and 67% from $852,303 to $1,421,686 for the nine month periods ended September 30, 1995 and 1996, respectively. Increases in personnel, supply usage and equipment costs as a result of the increase in services rendered comprised the increase in operating costs. Costs of services as a percentage of revenue were 56% and 50% for the three month periods ending September 30, 1995 and 1996, respectively, and 47% and 42% for the nine month periods ending September 30, 1995 and 1996, respectively.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses decreased 12% from $520,691 to $457,691 for the three month periods ended September 30, 1995 and 1996, respectively, and increased 21% from $1,225,794 to $1,488,879 for the nine month periods ended September 30, 1995 and 1996, respectively. Sales, general and administrative expenses as a percentage of revenue were 105% and 52% for the three month periods ending September 30, 1995 and 1996, respectively, and 67% and 44% for the nine month periods ended September 30, 1995 and 1996, respectively. During the third quarter of 1995 a change in management resulted in one-time unusual expenses totaling approximately $120,000. The increases in expenses are attributable to various costs incurred to support the growth of the company. These growth related costs consist primarily of increased personnel costs in the United States and Europe, certain commissions on contracts, an increase in amortization of certain capitalized costs, and fees related to public disclosure REQUIREMENTS.

      RESEARCH AND DEVELOPMENT. Research and development costs increased 86% from $15,485 to $28,813 for the three month periods ended September 30, 1995 and 1996, respectively, and 482% from $15,485 to $90,184 for the nine month periods ended September 30, 1995 and 1996, respectively. Research and development costs as a percentage of revenue were 3% and 3% for the three month periods ended September 30, 1995 and 1996, respectively, and 1% and 3% for the nine month periods ended September 30, 1995 and 1996, respectively. There were no research and development costs incurred during the first six months of 1995. Research and development costs during 1996 were related to the gene senescence project described above. Research and development expenses are likely to increase as a result of this project. Lark will need additional capital in order to expand its research and development efforts.

      VARIABILITY OF FUTURE OPERATING RESULTS. The Company experienced a significant revenue increase in the latter half of 1994, due in large part to the commencement of the first contract with a single customer. This first contract was substantially completed during the first quarter of 1995. In December 1994, a second, similar contract with this customer was signed. Operations for the second contract began in the fourth quarter of 1995 and were substantially completed during the first quarter of 1996. A third, similar contract was signed and commenced in the second quarter of 1996. The third contract was substantially completed during the second and third quarters of 1996. The Company has a "baseline" of projects from clients which it believes will provide a sustainable level of revenues, although no assurances can be made that this will be true in the future. The addition or completion of any single large contract may have a material impact on the Company's revenues.

      LIQUIDITY AND CAPITAL RESOURCES. The Company has experienced increased demands on working capital due to actual and anticipated growth in all current services. Operating cash flow was $215,057 and ($29,116) for the nine month periods ended September 30, 1995 and 1996, respectively. The Company's remaining subordinated debentures totaling $45,000 matured September 30, 1996. The Company offered to renew this debt through March 31, 1997. As of November 6, 1996, payment of $10,000 has been requested and the holders of the remainder of the subordinated debentures have not demanded payment.

      On April 26, 1996, the Company renewed its line of credit through January 2, 1997, accelerated the maturity of a portion of its notes payable to January 2, 1997, and repaid the remainder of its demand notes payable. Then, on July 25, 1996, the Company arranged to extend the maturities of the line of credit and demand note to March 31, 1996. See Note 3 of the Notes to the Financial Statements for additional discussion of the renewed debt.

      During the first nine months of 1996, the Company purchased computer equipment and laboratory equipment and fixtures totaling $198,383 to support its operating growth. Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through a combination of existing or proposed credit facilities and future operating results.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable

ITEM 5.     OTHER INFORMATION
      Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
      No reports on Form 8-K were filed during the quarter ending
      September 30, 1996.

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

                                          Lark Technologies, Inc.
                                                (Registrant)

Date    NOVEMBER 13, 1996                  /s/  VINCENT P. KAZMER
                                                Vincent P. Kazmer
                                        President and Chief Executive Officer

Date    NOVEMBER 13, 1996                   /s/ DOUGLAS B. WHEELER
                                                Douglas B. Wheeler
                                              Vice President, Finance