Form 10KSB40
period 1996-12-31
LARK TECHNOLOGIES INC
filed 1997-03-31
CIK 942134

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______ to ______

                             LARK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                   73-1461841
      (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                  Identification No.)

       9545 KATY FREEWAY, SUITE 465                    (713) 464-7488
            HOUSTON, TX  77024                    (Issuer's telephone number)
   (Address of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ending December 31, 1996 were $4,192,406.

The aggregate market value of the voting stock held by non-affiliates is $4,565,780, based on a closing price of $1.63 on March 23, 1997.

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.      Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 17, 1997, there were 3,326,400 shares of Common Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]

================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

Part I                                                                      Page
                                                                            ----
   Item 1.  Description of Business........................................... 1

   Item 2.  Description of Property........................................... 5

   Item 3.  Legal Proceedings................................................. 5

   Item 4.  Submission of Matters to a Vote of Security Holders............... 5

Part II

   Item 5.  Market for Common Equity and Related Stockholder Matters.......... 5

   Item 6.  Management's Discussion and Analysis.............................. 6

   Item 7.  Financial Statements.............................................. 8

                  Balance Sheet ..............................................10

                  Statements of Operations ...................................11

                  Statements of Cash Flows ...................................13

                  Notes to Financial Statements ..............................15

   Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................25

Part III

   Item 9.  Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act........25

   Item 10. Executive Compensation............................................28

   Item 11. Security Ownership of Certain Beneficial Owners and Management....28

   Item 12. Certain Relationships and Related Transactions....................31

   Item 13. Exhibits and Reports on Form 8-K..................................32

Signatures ...................................................................34

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

      COMPANY HISTORY. Lark Sequencing Technologies, Inc. ("Sequencing") was incorporated as a Delaware corporation in May 1990. Sequencing's corporate predecessor was organized in 1989 for the purposes of (i) marketing standard gene sequencing technologies used by scientists at Baylor College of Medicine in Houston, Texas and (ii) marketing software developed at Baylor College of Medicine and used for sequencing.

      In June of 1992, Sequencing acquired the assets of a Texas limited partnership that was engaged in basic research into potential medical uses of the bio-active proteins present in the venom of poisonous snakes. These assets were placed by Sequencing in a wholly-owned subsidiary, Summa Biologica Inc., a Texas corporation ("Summa"). The operations of Summa were not profitable and were not deemed sufficiently promising to management of Sequencing to continue expenditures in this respect. In December of 1993, Sequencing sold substantially all the assets of Summa.

      Lark Technologies, Inc. ("Lark" or the "Company") was incorporated under the laws of the State of Delaware on November 16, 1994 for the purpose of merging with Sequencing. Prior to the merger, Lark had no business operations or significant capital and had no intention of engaging in any active business until it merged with Sequencing. Prior to the merger, the sole shareholder of Lark was SuperCorp Inc. ("SuperCorp"), an Oklahoma company. Upon approval of the merger, SuperCorp spun off Lark by transferring its stock in Lark to its shareholders.

      The Company is a successor in interest to Sequencing through a merger effected in September 1995. As a result of the merger, the shareholders of Sequencing own 90% of the capital stock of Lark, and the shareholders of SuperCorp own 10% of the capital stock of Lark.

      BUSINESS OF LARK. Lark believes it is a leader in providing contract DNA sequencing and research services to the pharmaceutical, biotechnology and agbio industries. Lark's services are used worldwide by research organizations and drug development institutions. Lark's service portfolio consists of various DNA sequencing and molecular biology services as follows:

      o AUTOMATED DNA SEQUENCING SERVICES. Lark applies automated sequencing techniques to generate high throughput DNA sequence and fast turnaround screening information, including genome sequencing projects.

      o GENETIC STABILITY TESTING SERVICES. Lark's genetic stability testing services are used to characterize Master Cell Banks, Manufacturers Working Cell Banks and Post Production Cell Samples from bacterial, yeast and cell cultures. Genetic stability testing is used to analyze a production strains stability and demonstrate that the expression system has not undergone any mutations or rearrangements that would affect the integrity of the product. This service assists companies producing genetically manufactured products to optimize production yields, determine product purity, and support regulatory submissions. This service was introduced in late 1996.

      o MANUAL DNA SEQUENCING SERVICES. Lark uses manual isotopic sequencing techniques for projects that require greater than 99.9% accuracy. These techniques are useful for DNA sequence information that is used for patent applications, FDA submissions or the identification of genetic mutations.

      o LIBRARY SCREENING SERVICES. During the gene discovery process, customers may find only a portion of a gene of interest. As a service, Lark will use a customer's gene fragment to probe a genetic library to identify a full length gene. Identification of full length genes is necessary for determining a gene's function, developing novel drugs, and securing patent rights.

      o DIFFERENTIAL DISPLAY SERVICE. Lark uses differential display techniques for analyzing differences in gene expression caused by the introduction of various drug compounds, viruses or stimulatory factors. Differential display can be useful in identifying novel genes and gene functions. Analysis of differential gene expression can also be useful in assessing the impact of small molecules or other compounds on cellular function, discovery of novel drug targets, and analyzing disease status. By understanding how and when a gene is expressed or repressed, targeted interventions can be developed to maximize results and minimize harmful side effects. This service is used to discover novel genes as well as characterize pharmaceutical effects.

      Lark has also undertaken a senescence gene discovery program for its own account. In 1995, the Company obtained exclusive rights to senescence gene technology developed at Baylor College of Medicine ("Baylor"), subject to third party royalty rights and development obligations. Senescence is the final stage of cellular aging when a cell ceases to divide but remains viable. The genes which control this process regulate cell immortality. The major disease target for this gene technology is cancer. Animal studies have demonstrated the ability of this technology to reduce tumor growth at statistically significant levels. Lark is actively pursuing the discovery of these novel genes and intends to exploit the diagnostic and therapeutic applications of the technology by forging appropriate corporate relationships.

      BUSINESS STRATEGY. The Company is a rapidly growing service provider to the biotechnology, pharmaceutical and agbio industries. The Company intends to focus its expansion efforts on the maintenance and expansion of long term relationships with corporate clients in these industries, as well as establishing new corporate relationships. The Company will seek to identify trends that impact its clients and develop new products and services to meet the changing needs of its clients.

      Lark intends to use its fundamental capabilities and skills in DNA sequencing, molecular biology and gene function analysis to drive the two major components of the Company: (1) the fee for service business and (2) the gene discovery program. Lark's founding business, DNA sequencing and molecular biology services, provides current revenue. The Company expects that its skills and capabilities in this area will permit it to continue to grow this business. The same skills and capabilities will also be used and expanded to discover the genes associated with cellular senescence. Management believes that this gene discovery and technology development program may provide significant value to the Company in addition to the on-going service business.

      The field of genomics is becoming increasingly important. The Company intends to use it skills and capabilities in the fields of molecular biology and DNA sequencing to reposition itself to take advantage of the growth in the genomics marketplace. The Company believes that its efforts in its senescence gene discovery program will add to its credibility in the genomics arena.

      Lark intends to continue to consider the development of new services to support the needs of the marketplace and its gene discovery program. The Company will evaluate prospective new services and products as opportunities arise.

      MARKET OVERVIEW AND COMPETITION.

      SERVICE BUSINESS. The Company was established to provide contract research services to biotechnology researchers. With the advent of the Human Genome Project (an initiative to map and sequence the human genome) and revolutionary advances in the field of molecular biology, the Company has developed quality services to capitalize upon these market opportunities. Today, the Company's services are used worldwide by commercial, government and academic institutions. The Company has earned a reputation as a leading provider of high quality DNA sequencing. This reputation has allowed the Company to obtain key contracts with major pharmaceutical and biotechnology companies throughout the world. The Company is a fee for service contractor and typically takes no ownership position in the intellectual property rights of the services it performs under contract.

      Several factors influence the current competitive business conditions faced by the Company. First, the total amount of DNA sequencing is increasing due to the Human Genome Project and related genome sequencing initiatives, and competitive pressures in the pharmaceutical industry. Major pharmaceutical companies have made significant financial commitments to gene therapy approaches. These approaches are maturing and may require demonstration of genetic stability before or during clinical trials. For example, there are currently over 60 biotech products in the marketplace and over 260 in clinical trials, and 2,000 in preclinical development, all of which potentially require FDA submission sequencing in support of a demonstration of genetic stability.

      Additionally, companies in both the pharmaceutical and biotechnology sectors are facing increasing competitive pressures to reduce fixed expenditures. Pharmaceutical companies are increasingly outsourcing routine procedures to maximize the innovative aspects of their internal efforts. The biotechnology sector has accepted the virtual company model which supports further outsourcing of routine development efforts.

      The Company has many attributes which have enabled it to compete in this complex environment. The Company is recognized as a quality leader among contract molecular biology service providers and has operated under the direction of industry professionals for more than six years. The Company's technical team follows standard operating procedures which help to produce consistent, high quality results. Because services are performed in compliance with Good Laboratory Practices (GLPs) as specified by the Food and Drug Administration (FDA), Lark can undertake projects that support applications to the FDA. Finally, the Company provides a breadth of molecular biology services with flexible protocols to meet project specific objectives.

      The Company faces several types of competition. The first is individual researchers capable of performing the work themselves rather than contracting it out. A similar type of competition is that of the core lab, either in an academic setting or within a large company, that can provide services at a much reduced rate due to subsidies of its overhead expenses. These first types of competition are difficult to overcome due to the perception of significantly lower costs. There are several smaller companies which offer DNA sequencing and/or related molecular biology services, that have not yet demonstrated the longevity, breadth of services or marketing ability that the Company has. Finally, there are several recent entrants in the genomics sequencing market. These companies typically take an ownership position in the sequence information they generate, whereas Lark takes no ownership position in any sequence data generated for its clients.

      The Company markets its services through advertisements in biological and pharmaceutical journals, presentations to potential clients, attendance at trade shows and scientific conferences, and client referrals. The Company's sales staff in the United States and in its European branch office is compensated with base salaries and commissions based on performance. The Company also has distributors based in Northern Europe and the Pacific Rim, and is actively exploring other distributor arrangements.

      SENESCENCE GENE DISCOVERY PROGRAM. Most normal cells in the human body are unable to proliferate (divide and reproduce themselves) forever. The phenomenon by which cells stop proliferating is called cell senescence. Cell senescence is a normal physiological process involving cell senescence genes that eventually signal the cells to stop dividing. In contrast to normal cells, cancer cells divide indefinitely, possibly due to changes that have occurred to the cell senescence genes.

      The study of cell senescence has historically been tied to the biological study of aging. Studies over the past thirty years have shown that the onset of cell senescence is directly related to the age of the animal in that cells taken from older animals tend to undergo fewer divisions than cells taken from younger animals. Because of the correspondence of cell senescence with aging of the body as a whole, cell senescence has become an accepted model for studying aging at the cellular level. The terms "cell aging" and "cell senescence" thus are generally used interchangeably to describe the limited proliferative capacity of normal cells.

      Based upon discoveries made at Baylor College of Medicine, four genetic pathways have been identified that control the senescence process and may be involved in suppressing cancer tumors. A defect in one of these four genes may therefore underlie many types of cancer. Studies performed at Baylor indicate that the presence of senescence genes may override the tumorigenic effects associated with mutations in tumor suppresser genes such as p53 or Rb. Initial animal studies using a fragment containing the first senescence gene demonstrate the ability of that gene to reduce colon or lung cancer tumor growth at statistically significant levels. The Company is collaborating with Dr. Olivia Pereira-Smith at Baylor College of Medicine to clone and sequence the four genes responsible for regulating these pathways and is in the process of sequencing the first gene.

      The senescence gene technology could represent a revolutionary method for diagnosis and treatment of cancer. Studies performed to date indicate that a defect in one of the four senescence genes is responsible for cellular immortalization (cancer). Unlike the early stages of tumorigenesis, this central immortalization event is common to all tumor types independent of the tissue or cell of origin. Based on the identification of only four senescence gene pathways, it is postulated that each senescence gene, or a defect therein, may be implicated in 25% of all cancerous tumors for any given tumor type.

      Lark plans to continue its research into the diagnostic and therapeutic applications of the senescence gene technology by identifying appropriate corporate partners or commercial licensees. Any revenues or fees arising from this research and development program are subject to a royalty payment as described in Note 9 to the financial statements. The Company considers this to be a highly speculative project. Although the Company would benefit from the success of this project, this project is not essential to the success of the Company.

      RAW MATERIALS. The principal suppliers of raw materials for the Company's services and R&D efforts are laboratory supply companies. The Company believes that there are sufficient alternate suppliers available such that raw materials will be available in sufficient quantities and at reasonable cost for the foreseeable future.

      CUSTOMERS. The Company provides services to researchers at a large number of institutions. However, revenues from one major customer accounted for 42% of total revenues during 1996.

      PATENTS AND PROPRIETARY TECHNOLOGY. The Company actively seeks patent protection in the U.S. and in significant foreign countries for inventions and technologies for which it deems such protection commercially advisable. In connection with its senescence gene discovery program, the Company currently has licensed rights to three (3) U.S. patent applications pending and their foreign counterparts. The Company believes that this patent protection is important to its senescence technology, but not essential to the overall success of the Company. The Company can make no assurances that these applications will be approved, that similar patents have not been or will not be issued, or that any patent issued to the Company will not be circumvented or infringed. In connection with its senescence gene discovery program, the Company is subject to certain performance and royalty arrangements as described in Note 9 of the financial statements.

      The Company relies on trade secrets and technical know-how in order to maintain its competitive advantage and scientific expertise. It is the practice of the Company to enter into confidentiality agreements with employees, consultants, members of its scientific advisory board, and any third party to whom it discloses confidential information. There can be no assurance that such confidential information will not be disclosed or that similar trade secrets or expertise will not be independently developed, or that access to such information could not be gained inadvertently.

      The Company is, by nature of its work, privy to certain confidential information of its customers. In order to attract and maintain clients the Company enters into confidentiality agreements with its customers as both deem appropriate. There can be no assurance that such confidential information will not be disclosed or that similar trade secrets or expertise will not be independently developed, or that access to such information could not be gained inadvertently.

      GOVERNMENTAL APPROVAL. The Company is not dependent upon governmental approval of its current services. However, many of its clients will submit applications for new drugs or devices to the FDA. A significant portion of the projects undertaken by the Company are in support of such applications and thus are subject to compliance with standards established by the FDA and its foreign counterparts. The Company employs personnel and utilizes procedures which it deems necessary to comply with these regulatory standards. Although the Company and its services are not themselves subject to FDA approval, the Company complies with these regulatory standards in order to undertake this type of project for its clients.

      By virtue of its work in support of its client's submissions to the FDA and other regulatory bodies, the Company is subject to inspections by the FDA and other federal, state and local agencies regarding specific FDA submission projects it has worked on. Regulatory affairs audit teams from its pharmaceutical and biotech clients frequently inspect the Company's facilities and procedures to ascertain whether the Company is in sufficient compliance with applicable regulations. The Company has not had a significant negative finding as a result of such inspections. If significant violations were discovered during a client or governmental inspection, the Company might be restricted from undertaking additional submission projects until the violations were remedied.

      GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL LAWS. The Company is subject to regulations concerning laboratory and occupational safety practices, the use and handling of hazardous chemicals and radioisotopes, and environmental protection. The Company believes that it is in general compliance with such applicable federal, state and local regulations and does not estimate the costs to be material.

      EMPLOYEES. As of December 31, 1996, the Company had 34 total employees and 30 full time employees. The Company believes that its employee relations are good, but can make no assurances that it will continue to be able to attract and retain qualified employees. The Company also has engaged the services of consultants when appropriate. In connection with licensing the rights to the senescence technology, the company maintains a sponsored research agreement and a consulting agreement with a principal investigator at Baylor College of Medicine as described in the notes to the Financial Statements.

      FORWARD-LOOKING INFORMATION. This Annual Report contrains various forward-looking statements and information that are based on managaement's belief as well as assumptions made by and informatin cirrently avaliable to management. When used in this document, the works "anticipate," "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. should one or more of these riskd or uncetainties materialixe, or should underlying assumptions prove incorrect, actual results may vary materiazlly from those anticipated, estimated projected or expected.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases 11,000 square feet of office and laboratory space for its corporate headquarters in Houston, Texas pursuant to a lease which expires on September 30, 1999. The Company also leases office space for its European branch office. The European branch office, originally located in Hove, England, was moved to Saffron Walden, England in March, 1996 pursuant to a lease which expires on March 31, 1999. Future amounts due under the terms of these leases are detailed in Note 9 - "Commitments and Contingencies - Leases" of the financial statements. The Company carries commercial insurance which it deems sufficient to cover loss of lab equipment or occupancy privileges.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company has been eligible to be quoted on the Nasdaq Bulletin Board system under the symbol LDNA since the fourth quarter of 1995. As reported by Bloomberg, the high and low bids were $3.00 and $0.66, respectively for the year 1996. These bids reflect the price paid by the buyer, and do not include the commission withheld by the broker(s).

      As of December 31, 1996, there were approximately 2,427 holders of record of the Common Stock.

      The Company has never paid dividends on its Common Stock, and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Financial Statements and the accompanying Notes herein, and is qualified entirely by the foregoing and by other more detailed financial information appearing elsewhere.

      OVERVIEW. The Company's revenues are derived through provision of DNA sequencing and related molecular biology services to researchers in the pharmaceutical, biotechnology, agritechnology and related industries. Quarterly fluctuations in revenues arise primarily from variations in contract status with one large customer. In addition, the majority of other customer projects are individual orders for specific projects ranging in value from $6,000 to $140,000. Engagement for successive work is highly dependent upon the customer's satisfaction with the services provided to date. The Company is unable to predict for more than a few months in advance the number and size of future projects in any given period. Thus, timing could have a significant impact on financial results in any given period. The combined impact of the large contract from a single customer and the unpredictable project fluctuations from other customers can result in very large fluctuations in financial performance from quarter to quarter.

      The Company believes that its expansion efforts discussed in Part I will compensate for some of these sales fluctuations. In addition, the Company has initiated several steps to mitigate the effects of these fluctuations where possible. In late 1996 the sales and marketing activities for the quick-turnaround automated DNA sequencing service business were increased to expand its large, varied customer base. Pricing for services was adjusted for large projects to reflect timing of project completions. Sales strategies using long term contracts were implemented.

RESULTS OF OPERATIONS

      GROSS REVENUES. Gross revenues increased 66% from $2,518,255 to $4,192,406 for the years ended December 31, 1995 and 1996, respectively. The increase in revenues for 1996 was primarily attributable to a 206% increase in automated DNA sequencing services ($847,320 in 1995 compared to $2,592,802 in 1996). Revenues from the manual DNA sequencing services and library screening services declined slightly from the previous year. The differential display service, new in 1996, produced modest revenues. The genetic stability testing service (described in Item 1) was introduced to the marketplace in late 1996 and did not generate significant revenues in 1996. Quarterly fluctuations in revenues during 1995 and 1996 were due to the automated sequencing performed for a single customer. During 1996 revenues in the first, second, and third quarters included revenues generated by operations performed for this customer. During the fourth quarter of 1996, no services were performed for this customer. Automated DNA sequencing services for other customers increased 134% during the fourth quarter of 1996 compared to the first three quarters of 1996.

      COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 53% from $1,210,618 to $1,850,533 for the years ended December 31, 1995 and 1996, respectively. Increases in personnel and supply usage for the automated sequencing group as a result of the increase in services rendered comprised the increase in operating costs. Costs of services as a percentage of revenue were 48% and 44% for the years ended December 31, 1995 and 1996, respectively.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 14% from $1,745,389 to $1,985,193 for the years ended December 31, 1995 and 1996, respectively. Sales, general and administrative expenses as a percentage of revenue were 69% and 47% for the years ended December 31, 1995 and 1996, respectively. The increases in these expenses were incurred to support the growth of the Company. These growth related costs consist primarily of increased personnel costs in the United States and Europe and commissions on contracts.

      RESEARCH AND DEVELOPMENT. Research and development costs were $48,521 and $180,742 for the years ended December 31, 1995 and 1996, respectively. Research and development costs as a percentage of revenue were 2% and 4% for the years ended December 31, 1995 and 1996, respectively. The expenses in 1995 and 1996 were related to the development of new services and the gene senescence project described in Item 1 "Description of Business" above. In 1996 research and development expenses increased as a result of this project.

      VARIABILITY OF FUTURE OPERATING RESULTS. The Company experienced a significant revenue increase in 1996 compared to 1995 due in large part to services performed for a single customer. Operations for various contracts with this customer impacted the first quarter of 1995 and the first, second, and third quarters of 1996. The current contract with this customer is scheduled to be completed during 1997. Completion of contracts with this customer without replacement business could have a material adverse impact on the Company.

      LIQUIDITY AND CAPITAL RESOURCES. The Company has experienced increased demands on working capital due to actual and anticipated growth in all current services. Operating cash flow was ($36,247) and ($722) for the years ended December 31, 1995 and 1996, respectively. In July, 1996, the Company's liquidity was increased by the receipt of $1,000,852 in proceeds from the Company's Rights Offering.

      The Company's bank debt totaling approximately $242,528 at December 31, 1996, matured March 31, 1997. On March 26, 1997, the Company renewed its $200,000 line of credit until March 31, 1998, and extended the maturity of its note payable to January 31, 1998. See Note 7 of the Notes to the Financial Statements for additional discussion of the renewed debt. Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through a combination of existing or proposed credit facilities and future operating results.

      At December 31, 1996, the Company had subordinated redeemable debentures payable of $45,000 that matured on March 31, 1997. At the request of one of the holders, the company paid one $10,000 debenture in January, 1997. The Company has received a request to repay an additional $25,000 of the debentures on March 31, 1997 and has offered to renew the remaining $10,000 debenture outstanding until September 30, 1997. As of March 26, 1997, the Company has not received a demand for repayment or instructions to renew this debenture.

      The Company has committed to certain minimum expenditures related to its senescence research and development efforts as outlined in Note 9 to the Financial Statements "Patent License Agreement" and "Sponsored Research Contract and Consulting Agreement". Lark will need additional capital in order to expand its research and development efforts beyond the levels required by these agreements.

      MATERIAL COMMITMENTS. The Company currently has no outstanding material commitments.

ITEM 7.     FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.

                          Index to Financial Statements
                     Years ended December 31, 1996 and 1995

                                    Contents
                                                                            PAGE

Report of Independent Auditors............................................... 9

Financial Statements

      Balance Sheet as of December 31, 1996..................................10

      Statements of Operations for
         Years Ended December 31, 1995 and 1996..............................11

      Statements of  Stockholders' Equity for
         Years Ended December 31, 1995 and 1996..............................12

      Statements of Cash Flows for
         Years Ended December 31, 1995 and 1996..............................13

Notes to Financial Statements................................................15

                         REPORT OF INDEPENDENT AUDITORS

Lark Technologies, Inc.
Board of Directors and Stockholders

We have audited the accompanying balance sheet of Lark Technologies, Inc. (the "Company") as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lark Technologies, Inc. at December 31, 1996, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                             ERNST & YOUNG LLP

Houston, Texas
March 4, 1997,
except for note 7, as
to which the date is
March 26, 1997

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1996

ASSETS
Current assets:
     Cash and cash equivalents ................................     $   734,247
     Accounts receivable ......................................         804,360
     Due from related parties .................................           1,525
     Work-in-process ..........................................          87,215
     Prepaid expenses .........................................          46,004
                                                                    -----------
Total current assets ..........................................       1,673,351

Property and equipment, net ...................................         419,788
Other assets, net .............................................          30,990
                                                                    -----------
Total assets ..................................................     $ 2,124,129
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable ............................................     $   262,439
     Debentures payable .......................................          45,000
     Accounts payable .........................................         313,729
     Accrued expenses .........................................         167,195
     Customer deposits ........................................         212,730
     Deposits from related parties ............................         104,711
                                                                    -----------
Total current liabilities .....................................       1,105,804

Commitments and contingencies

Stockholders' equity Preferred stock, $0.001 par value:
          Authorized shares - 2,000,000
          None issued and outstanding
     Common stock, $0.001 par value:
          Authorized shares - 8,000,000
          Issued and outstanding shares - 3,326,400 ...........           3,326
     Additional paid-in capital ...............................       2,468,315
     Amounts due from Shareholders ............................         (45,045)
     Accumulated deficit ......................................      (1,408,271)
                                                                    -----------
Total stockholders' equity ....................................       1,018,325
                                                                    -----------
Total liabilities and stockholders' equity ....................     $ 2,124,129
                                                                    ===========

                            SEE ACCOMPANYING NOTES.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                     Years ended December 31,
                                                   ----------------------------
                                                       1995             1996
                                                   -----------      -----------
Revenue:
     Laboratory Services .....................     $ 2,518,255      $ 4,192,406

Costs and expenses:
     Costs of services .......................       1,210,618        1,850,533
     Sales, general and administrative .......       1,745,389        1,985,193
     Research and development ................          48,521          180,742
                                                   -----------      -----------
Total costs and expenses .....................       3,004,528        4,016,468
                                                   -----------      -----------
Operating income (loss) ......................        (486,273)         175,938

Other income and (expense):
     Interest expense ........................         (19,167)         (38,249)
     Interest income .........................           5,606           24,242
     Gain/(Loss) on disposal of assets .......             300                0
                                                   -----------      -----------
Total other (expense) ........................         (13,261)         (14,007)
                                                   -----------      -----------
Income (loss) before income taxes ............        (499,535)         161,931

Income taxes .................................               0                0
                                                   ===========      ===========
Net income (loss) ............................     ($  499,535)     $   161,931
                                                   ===========      ===========
Net income (loss) per share ..................     ($     0.25)     $      0.06
                                                   ===========      ===========
Weighted average number of common
     or equivalent shares outstanding ........       2,024,552        2,721,246
                                                   ===========      ===========

SEE ACCOMPANYING NOTES.

Statements of Stockholders Deficit

                             Lark Technologies, Inc.
                       Statements of Stockholders' Equity

                                                   Common Stock
                                               -------------------  Additional               Amounts
                                                 Shares     At Par    Paid-in     Deferred   due from    Accumulated
                                              Outstanding    Value    Capital  Compensation Stockholders    Deficit        Total
                                               ----------   ------   ----------   -------    --------    -----------    -----------
Balance at December 31, 1994 ...............   $2,000,000   $2,000   $1,401,245   ($1,750)   $      0    ($1,070,667)   $   330,828

    Common stock issued for
          Compensation .....................       16,909       17        2,483      --          --             --            2,500
    Common stock issued for note
           due from stockholder ............      101,452      101       14,899      --       (15,000)             0              0
    Amortizaation of deferred
            compensation for
            common stock issued ............         --       --           --       1,750        --             --            1,750
    Net loss ...............................         --       --           --        --          --         (499,535)      (499,535)
                                               ----------   ------   ----------   -------    --------    -----------    -----------
Balance at December 31, 1995 ...............    2,118,361    2,118    1,418,626         0     (15,000)    (1,570,202)      (164,458)

    Common stock issued ....................    1,157,739    1,158      999,694      --          --             --        1,000,852

    Common stock issued for
          notes due from stockholders ......       50,300       50       49,995      --       (50,045)          --                0
                                               ----------   ------   ----------   -------    --------    -----------    -----------
    Less: amounts received from stockholders         --       --           --        --        20,000           --           20,000

    Net income .............................         --       --           --        --          --          161,931        161,931
                                               ----------   ------   ----------   -------    --------    -----------    -----------
Balance at December 31, 1996 ...............    3,326,400   $3,326   $2,468,315   $     0    ($45,045)   ($1,408,271)   $ 1,018,325
                                               ==========   ======   ==========   =======    ========    ===========    ===========

See accompanying Notes

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                Years ended  December 31,
                                                                ------------------------
                                                                  1995           1996
                                                                ---------    -----------
OPERATING ACTIVITIES
Net income (loss) ...........................................   ($499,535)   $   161,931
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities
     Depreciation and amortization ..........................     186,512        187,418
     Compensation expense recognized for
          issuance of common stock ..........................       4,250
     (Gain) Loss on disposal of assets ......................        (300)
     Changes in operating assets and liabilities:
          Accounts receivable ...............................     (37,299)      (379,696)
          Work-in-process ...................................     (21,456)         1,935
          Prepaid expenses ..................................      39,346        (23,370)
          Other assets ......................................    (114,542)        32,072
          Due to/from related parties .......................      80,476         24,366
          Accounts payable ..................................     148,873         36,690
          Accrued expenses ..................................      78,846        (52,885)
          Deposits ..........................................      23,983         10,817
                                                                ---------    -----------
Net cash provided by (used in) operating activities .........     (36,247)          (722)

INVESTING ACTIVITIES
Purchases of property and equipment .........................     (44,558)      (304,722)
Proceeds from disposal of property and equipment ............         300              0
                                                                ---------    -----------
Net cash used in investing activities .......................     (44,258)      (304,722)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable .....................     200,000        189,135
Principal payments on notes payable .........................     (44,532)      (246,292)
Proceeds from issuance of common stock ......................           0      1,000,852
Proceeds from note receiveable from stockholder .............                     20,000
Repayment of debentures payable .............................     (25,000)
                                                                ---------    -----------
Net cash (used in) provided by financing activities .........     130,468        963,695
                                                                ---------    -----------
Net (decrease) increase in cash and cash equivalents ........     (49,962)     658,251
Cash and cash equivalents at beginning of period ............      26,034         75,996
                                                                ---------    -----------
Cash and cash equivalents at end of period ..................   $ (75,996)   $   734,247
                                                                =========    ===========

SEE ACCOMPANYING NOTES.

                                                      Years ended  December 31,
                                                         -------------------
                                                          1995        1996
                                                         -------     -------
Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest ......................................     $19,167     $37,349
Noncash investing activities:
     Long-term debt issued to acquire
       property and equipment ......................     $80,479     $  --

Noncash financing activities:
     Issuance of common stock for services
       rendered ....................................     $ 2,500     $  --
     Issuance of common stock for note due
       from shareholder ............................     $15,000     $50,045

SEE ACCOMPANYING NOTES.

                             LARK TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

      Lark Technologies, Inc., a Delaware corporation (the "Company"), was formed on November 16, 1994, as a wholly-owned subsidiary of SuperCorp Inc. ("SuperCorp"), for the purpose of merging with Lark Sequencing Technologies, Inc., a Delaware corporation ("Sequencing"), as outlined in a merger agreement ("Merger Agreement") entered into by SuperCorp and Sequencing on October 28, 1994. The Merger Agreement was approved by SuperCorp on September 5, 1995, and by the stockholders of Sequencing on September 12, 1995. As a consequence of the merger, all of the shares of common and preferred stock of Sequencing were exchanged for 1,800,000 shares of Common Stock of the Company with a par value of $0.001 per share, and the 200,000 shares of Common Stock of the Company held by SuperCorp were distributed to the shareholders of SuperCorp. The Company has succeeded to all of the business previously undertaken by Sequencing. Lark provides specialized laboratory services for DNA sequencing to biotechnology researchers.


2.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

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


REVENUE RECOGNITION

      The Company recognizes revenue and related profit upon the completion of laboratory service projects. For laboratory service projects under government indefinite delivery contracts, revenue and related profit is recognized as projects are completed. Costs incurred on partially completed projects are recorded as work-in-process.


CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation and amortization expense is recorded over the estimated useful lives of the assets. The straight-line method is used by the Company in providing depreciation and amortization for financial reporting purposes. The cost of repairs and maintenance is expensed as incurred. The estimated useful lives of assets are as follows:

Laboratory equipment                                  5 years
Furniture and fixtures                                5 years
Computer equipment                                    30 months to 5 years
Leasehold improvements                                3 years

OTHER ASSETS

      Other assets consist of the costs of patents and license rights in connection with the patent license agreement discussed in Note 9. The costs of patents and license agreements are amortized on a straight-line basis over the life of the related license agreement (two years) or the life of the patents.


ACCOUNTING FOR LONG-LIVED ASSETS

      Effective January 1, 1996, FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, was adopted which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption had no material effect on the financial statements.

STOCK OPTIONS

      The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. The proforma disclosures required by FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which established a fair value based method of accounting for stock-based compensaation are set forth in Note 9.

EARNINGS PER SHARE

      Net income (loss) per share was calculated by dividing the Company's net income (loss) for the period by the weighted average number of common stock and dilutive common stock equivalents (stock options and warrants) outstanding.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

USE OF ESTIMATES

      The preparation of financial statemtents in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESEARCH & DEVELOPMENT

      Costs incurred in connection with research and development activities are expensed as incurred. These consist of direct and indirect costs associated with specific research and development projects.

ADVERTISING COSTS

      The Company expenses all advertising costs as incurred. Total advertising expense for the years ended December 31, 1995 and 1996 was approximately $133,000 and $112,000 respectively.

3.  CONCENTRATION OF RISK

      The Company provides laboratory services primarily to major researchers in the United States, Europe, and through a stockholder in Japan. The Company generally requires a deposit of approximately 50% of total anticipated billings prior to commencing work on laboratory service projects. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral on its laboratory services.

      The Company primarily invests its excess cash in deposits with local banks and, at times, these deposits may exceed federally insured limits. The Company selects depository institutions based upon management's review of the financial stability of the institutions.


4.   ACCOUNTS RECEIVABLE

      The Company has no allowance for doubtful accounts at December 31, 1996 as management believes all accounts receivable are collectible.


5.  PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31, 1996:

         Laboratory equipment .........................   $   781,048
         Furniture and fixtures .......................        53,379
         Computer equipment ...........................       238,844
         Leasehold improvements .......................        56,724
                                                          -----------
                                                            1,129,995
         Less accumulated depreciation and amortization      (710,207)
                                                          -----------

         Property and equipment, net ..................   $   419,788
                                                          ===========

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  ACCRUED EXPENSES

      Accrued expenses consisted of the following at December 31, 1996:

      Accrued bonuses ........................................   $ 15,733
      Accrued commissions ....................................     47,444
      Other (individually less than 5% of current liabilities)    104,018
                                                                 --------
                                                                 $167,195
                                                                 ========
7.  DEBENTURES AND NOTES PAYABLE

      At December 31, 1996, the Company had one note payable to a bank with interest of prime (8.25% at December 31, 1996) plus 2% which was collateralized by accounts receivable, property, and equipment. The note is due on demand and if no demand is made, the note is payable in monthly installments of $3,799 which does not include interest. Any unpaid principal on the note is due at maturity on March 31, 1997. The amount outstanding under this note was $43,528 at December 31, 1996.

      At December 31, 1996, the Company had a revolving line of credit with a bank. The terms of the line of credit provide for maximum borrowings of $200,000. Borrowings bear interest at the bank's prime rate plus 2% and the line of credit expires March 31, 1997. The line of credit was secured by qualified accounts receivable of the Company. At December 31, 1996 the Company had $199,000 outstanding under this line of credit.

      On March 26, 1997, the Company renewed the line of credit through March 30, 1998 and the demand note payable through January 30, 1998. The interest rate for the extended line of credit was set at the banks prime rate plus two percent (11.25%) and the term loan interest was set at the banks prime rate plus one percent (10.25%). All other terms and conditions of these renewals remained unchanged.

      At December 31, 1996, the Company had subordinated redeemable debentures payable of $45,000 that matured on March 31, 1997, with interest at 8% per year, payable quarterly. The Company has offered to renew the subordinated debentures. At the request of one of the holders, the company paid one $10,000 debenture on January 15, 1997. As of March 19, 1997, the Company has received a request to repay an additional $25,000 of the debentures and a request to continue the remaining $10,000 outstanding until September 30, 1997.


8.  FEDERAL INCOME TAX

      At December 31, 1996, the Company had net operating loss carryforwards of $1,400,000 for income tax purposes that expire in 2000 through 2010. These net operating loss carryforwards may be limited as a result of ownership changes resulting from issuance of common stock.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

purposes. A valuation allowance has been recorded against the Company's net deferred tax assets because of the Company's cumulative loss position.

      Significant components of the Company's deferred tax liability and assets are as follows at December 31, 1996:

Deferred tax liability

     Accumulated deprecation ...............................          ($  4,058)
Deferred tax assets:
     Net operating loss carryforwards ......................            475,843
                                                                      ---------
Net deferred tax assets ....................................            471,785
Valuation allowance ........................................           (471,785)
                                                                      ---------
Deferred taxes .............................................          $    --
                                                                      =========

      The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                               1995                  1996
                                       ------------------     ----------------
                                        Amount      Percent    Amount    Percent
                                       ---------     ----     --------     ---
Tax (benefit) at U.S. statutory rates  ($169,842)      34%    $ 55,056      34%
Change in valuation allowance .......    105,458      (21%)    (50,199)    (31%)
Other ...............................     64,384      (13%)     (4,857)     (3%)
                                       ---------     ----     --------     ---
                                       $       0        0%    $      0       0%
                                       =========     ====     ========     ===

9.  COMMITMENTS AND CONTINGENCIES

STOCK OPTION PLAN

      The Company has an incentive stock option plan (the "Plan") for directors, certain key employees, and others as determined by the directors. The Company has reserved 90,968 shares of common stock for issuance under the stock option plan. The price at which shares may be purchased under the option plan shall not be less than the greater of (a) 100% of the fair market value of the shares on the date the option is granted or (b) the aggregate par value of such shares on the date the option is granted. Common stock options granted are generally exercisable at a rate of 25% on the date of grant with the remaining 75% exercisable at a rate of 1/36th per month thereafter.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      The Company applies APB 25 in accounting for the Plan. Because the exercise price of the options was equal to the market value of the stock at the date of grant, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income (loss) and net income
(loss) per common share is required by FASB Statement No. 123 as if the Company had accounted for its incentive stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a minimum value pricing model for the 1995 options granted because the company was non-public and a Black-Scholes option pricing ("Black-Scholes") model for the 1996 options granted with the following weighted average assumptions: (I) risk-free interest rates ranging from 5.65% to 6.51% (ii) a dividend yield of 0%, (iii) volatility factors of the expected market price of the company's common stock of 114% and (iv) a weighted average expected life of three years.

      The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees stock options.

      For Purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of FASB Statement No. 123, the Company's net income (loss) and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below:

                                         Year Ended December 31,
                         -------------------------------------------------------
                                    1995                         1996
                         --------------------------    -------------------------
                              As                           As
                           Reported      Pro Forma      Reported      Pro Forma
                         -----------    -----------    -----------   -----------
Net income (loss) ....   ($  499,535)   ($  501,456)   $   161,931   $   136,896

Net income (loss) per
  common share .......   ($     0.25)   ($     0.25)   $      0.06   $      0.05

      During 1995 and 1996, the Company issued incentive stock options under the Plan, which had exercise prices equal to the fair market value of the common stock at the date of grant. A summary of the Company's stock options activity and related information follows:

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                           Year Ended December 31,
                                --------------------------------------------
                                       1995                      1996
                                --------------------    --------------------
                                          Weighted                 Weighted
                                           Average                  Average
                               Options  Exercise Price  Options Exercise Price
                                ------    ----------    ------    ----------
Outstanding-
   beginning of year .........  38,551    $     0.38    29,927    $     0.32
   Granted ...................  16,908    $     0.15    32,200    $     1.39
   Exercised .................  16,909    $     0.15    21,964    $     0.61
   Forfeited .................   8,623    $     0.58       700    $     0.75
                                ------    ----------    ------    ----------
Outatanding - end of .........  29,927    $     0.32    39,463    $     0.98
   year

Options exercisable at
   year-end ..................  27,220                  26,914

Weighted average fair
    value of options
    granted during the
    year .....................  $ 0.37                  $ 0.99

      The weighted average remaining contract life for options outstanding as December 31, 1996, is nine years. At December 31, 1996, there are 48,121 options available for future grants under the Plan.

WARRANTS

      During 1996, there were 81,000 warrants exercised into common stock of the Company for approximately $17,000 leaving no warrants outstanding at December 31, 1996.

LEASES

      The Company leases certain real estate for its corporate office and branch office in the United Kingdom, as well as certain equipment under noncancelable lease agreements which expire at various dates.

      Future minimum payments under these operating leases are as follows:

                               1997 .   $285,938
                               1998 .    274,910
                               1999 .    157,310
                                        --------
                                        $718,158
                                        ========

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      Total rent expense for all operating leases for the years ended December 31, 1995 and 1996 was approximately $125,000 and $276,519 respectively.

SALES COMMITMENTS

            During April, 1996, the Company entered into a contract with one customer to perform DNA sequencing services totaling approximately $1,500,000. As of December 31, 1996, approximately $329,000 remain on this contract.


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


SPONSORED RESEARCH CONTRACT AND CONSULTING AGREEMENT

      The Company entered into a sponsored research contract on August 1, 1995, whereby the Company is required to fund certain research and development efforts being performed by Baylor College of Medicine ("Baylor"). The research and development is being performed pursuant to the Patent License Agreement described in this Note. The agreement expires on July 31, 1997 and requires the Company to pay Baylor a total of $53,739 annually in monthly installments over the term of the contract. The agreement may be extended for an additional term by mutual written consent. As of December 31, 1996 the remaining obligation under the terms of the contract was $31,347.

      The Company entered into a related consulting agreement with the Principal Investigator at Baylor. This agreement expires on August 1, 1997 and requires the Company to pay the researcher a total of $24,000 in monthly installments over the term of the contract. The agreement may be extended for an additional term by mutual written consent. As of December 31, 1996 the remaining obligation under the terms of the contract was $14,000.


OTHER COMMITMENTS

      In September 1995, the Company entered into a two year employment agreement with the new President and CEO of the Company providing for a base salary and bonus arrangement. The President and CEO entered into a Restricted Stock Purchase Agreement whereby the President and CEO has purchased 101,452 shares of restricted Common Stock at $.1479 per share, subject to the right of the Company to repurchase a declining portion of such shares should the President and CEO terminate his employment with the Company prior to the expiration of 48 months. In connection with the purchase of the restricted

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Common stock, the Company received a note from the President and CEO in the amount of $15,000. The note is secured by the restricted stock, is due October 24, 1999, bears simple interest at a variable rate equal to the minimum variable rate permissable to avoid imputed interest and is reflected as a reduction of stockholders' equity until paid.


10.  401(K) PLAN

            Effective January 1992, the Company adopted an employee 401(k) retirement plan. Qualified employees may contribute up to 15% of their gross pay to the plan. Employee contributions are limited to amounts established by law. The Company may make matching contributions to the plan as determined by the Board of Directors subject to the limitations under the Internal Revenue Code. The Company made no contributions to the plan in 1995 or 1996.


11.  RELATED PARTY TRANSACTIONS

      The Company has appointed TaKaRa Shuzo Co. Ltd. (TaKaRa), a major stockholder of the Company, as the Company's exclusive representative in Japan, South Korea, Taiwan, Oceania and Singapore for a ten-year period commencing June 25, 1990. The Company has the right to terminate TaKaRa's exclusivity. The Company has also agreed to use its best efforts to purchase reagents and biologics it uses in the performance of services from TaKaRa or PanVera Corporation, TaKaRa's distributor.

      TaKaRa has purchased laboratory services, at rates normally charged to third-parties, from the Company totaling approximately $1,200 and $3,775 in 1995 and 1996, respectively. The Company has also provided laboratory services, at rates normally charged to third-parties, to affiliates of stockholders of the Company totalling approximately $107,642 and $29,118 in 1995 and 1996, respectively.

      The Company purchased approximately $13,970 and $7,285 of reagents and biologics from PanVera during 1995 and 1996, respectively. The Company purchased approximately $134,481and $108,161 of laboratory supplies and other services from affiliates of stockholders of the Company in 1995 and 1996, respectively.

      TaKaRa periodically advances the Company funds to be applied against future laboratory services purchased by TaKaRa. At December 31, 1996, the unearned balance of TaKaRa deposits was $97,441.

      The due from related parties at December 31, 1996 is comprised primarily of amounts due from affiliates of stockholders of the Company for laboratory services rendered to those affiliates.


12.  MAJOR CUSTOMERS

      During 1995 and 1996, approximately 29% and 42%, respectively, of the Company's total revenue was with one customer; of which 99% and 100%, respectively, of those sales were to a division of the customer located in the United Kingdom.

13.  SEGMENT INFORMATION

      The proportion of the Company's sales to customers in foreign countries is as follows:

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                             1995      1996
                             ----      ----
European Community            42%       49%

Sales to foreign companies are denominated in U.S. dollars.


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company has determined, based on available market information and appropriate valuation methodologies, that the value of its financial instruments approximates carrying value. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying amounts of debt approximates fair value because the interest rates under the credit agreement are variable, based on current market.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 9. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below are the names, ages, and terms of office of each of the directors and executive officers of the Company and a description of the business experience of each.

                                                Office Held
Person                  Office                     Since
------                  ------                     -----

Stephen J. Banks, 56    Director,                  1989(1)
                        Chairman of the Board      1989(2)

Vincent P. Kazmer, 47   Director,                  1995(1)
                        President, CEO             1995(2)

George M. Britton, 50   Director                   1989(1)

David A. Lawson, 49     Director                   1989(1)

Frank Vazquez, 56       Director,                  1991(1)
                        Vice-Chairman              1989(2)

Douglas B. Wheeler, 51  Vice President, Finance
                        Secretary and Treasurer    1996(2)

Bethany Pimentel, 33    Vice President of Sales
                        and Business Development   1995(2)

(1) The directors shall be elected at the annual meeting of stockholders, and each director elected shall hold office until his successor shall be elected and shall qualify.

(2) The officers shall be elected annually by the Board of Directors at its first regular meeting held after the annual meeting of stockholders or as soon thereafter as conveniently possible. Each officer shall hold office until his successor shall have been chosen and shall have qualified.


      STEPHEN J. BANKS is the president of BCM Technologies, Inc., the technology transfer subsidiary of Baylor College of Medicine. Mr. Banks has been with BCM Technologies, Inc., since 1988. Prior to 1988 he was a vice president of The Hillman Company, an investment holding company located in Pennsylvania. Mr. Banks holds an MBA from Harvard University and a BS degree from the Massachusetts Institute of Technology.

      VINCENT P. KAZMER has served as President and CEO and Director since September, 1995. Prior to joining Lark, Mr. Kazmer was the President and CEO of Copernicus Gene Systems, Inc., a private gene therapy company where he was a founder. From 1989 to 1994 he served as Senior Vice President of United States Biochemical

Corporation with responsibilities for business development, marketing and sales. While at US Biochemical, Mr. Kazmer served as Vice President of Ribozyme Pharmaceuticals Inc., a biotechnology company, with responsibilities for its founding and initial financing. During the period 1978 to 1988, Mr. Kazmer served in several finance and planning positions at The BFGoodrich Company including CFO for a specialty chemicals division. Mr. Kazmer also served as a nuclear submarine officer and qualified nuclear engineer in the US Navy. He received his B.S. in computer and information science from Ohio State University and MBA from Stanford University.



      GEORGE M. BRITTON is a director of Britton Capital Services, a closely-held investment and financial consulting firm. Since 1989 approximately 80 percent of his activities have been related to real estate acquisitions, syndications, development, leasing and management, primarily in commercial properties in the Houston, Texas area, and approximately 20 percent of his activities have been related to assisting start up and early-stage companies in their business plans and in contacting venture capitalists. Mr. Britton holds an MBA degree from the University of Texas and a BA degree from Vanderbilt University.

      DAVID A. LAWSON is an independent real estate investor and consultant in Houston, Texas. In this capacity, Mr. Lawson has been actively involved in the acquisition, syndication and ownership and management of income-producing real estate in Houston and elsewhere. He is president of three Texas corporations, Diva Corporation, Twelve Oaks Tower I, Inc., and OFD Redevelopment, Inc., each of which is the general partner and manage of a limited partnership that owns a redevelopment real estate project in Houston, Texas. He has been active in this respect since 1983 with respect to Diva Corporation, since 1991 with respect to OFD Redevelopment, Inc., and since 1992 with respect to Twelve Oaks Tower I, Inc. Diva and Twelve Oaks manage medical office buildings in the Texas Medical Center, and OFD manages a shopping center. Mr. Lawson holds a BS degree from Trinity University.

      FRANK VAZQUEZ was the president and director of Lark from its inception until April, 1991, when he resigned to become a general management and business development consultant with Chojnacki & Associates in Houston, Texas with emphasis upon technology-based business opportunities in the fields of biotechnology, environmental and energy industries, and medical-related industries. Since April 1991 Mr. Vazquez has continued to serve as a director of Lark and as the vice chairman of its board of directors. Mr. Vazquez was previously employed by Trinity Computing, Inc. and had for several years been actively engaged in a consulting business. Mr. Vazquez holds a BS degree from Columbia University.


      DOUGLAS B. WHEELER joined Lark in November, 1996 as Vice President, Finance. Prior to joining Lark, Mr. Wheeler served as Chief Financial Officer and Director for Minga Oilfield Group NV from 1983 until 1995. From 1980 until joining Minga, Mr. Wheeler held financial management positions in Baker International and Enserch Corporation where he assisted in several startup operations and assisted in numerous acquisitions. He received a BBA degree in Accounting from Texas Tech University in 1969 and is a CPA.

      BETHANY J. PIMENTEL has served as the Vice President of Sales and Business Development since February, 1995. Ms. Pimentel was recruited from Sennes Drug Innovations, Inc., a privately held biopharmaceutical company, where she had been the Director of Business Development since 1993. From September 1990 until February 1993, she was first a market research analyst and then the Director of Business Development for BCM Technologies, Inc., where she oversaw the startup activities of Sennes Drug Innovations, Inc., GeneMedicine, Inc., and Meretek Diagnostics, Inc. From May 1985 to September 1990 she was employed as a research technician at Baylor College of Medicine in the Department of Immunology and Microbiology. She received a B.A. degree in Biopsychology from the University of Colorado, Boulder in 1985 and an M.B.A. in finance from the University of Houston in 1990.

      SIGNIFICANT EMPLOYEES

      Set forth below are the names, ages, and dates of service of each of the significant employees of the Company and a description of the business experience of each.

                                                                 Position Held
Person                              Office                           Since
------                              ------                           -----
Raymond A. Vonder Haar, Ph.D., 50   Scientific Director(1)            1993

David Alan Wall, Ph.D., 34          Senior Scientist,
                                    Laboratory Director(1)            1994

J. D. Kittle, Jr., Ph.D., 38        Director, New Products(1)         1996

(1) This person is not a corporate officer or a corporate director of Lark but, rather is a significant employee whose position carries a title.

      RAYMOND A. VONDER HAAR, PH.D., has served as Scientific Director since 1993. Previously, Dr. Vonder Haar was a research scientist at Transgene, S.A., in Strasbourg, France. From 1990 to 1992 he was Director of Molecular Biology Services at Ambion, Inc., in Austin, Texas. From 1979 to 1990 Dr. Vonder Haar held a faculty position at Texas A&M University in the department of Medical Biochemistry where he worked on genetic and metabolic control mechanisms in mammalian systems. For two years he was Director of the DNA Sequencing Synthesis Core Laboratory at Texas A&M. Dr. Vonder Haar received his A.B. in Zoology from the University of Missouri and his Ph.D. in Molecular Biology from Purdue University.

      DAVID A. WALL, PH.D., has served as Laboratory Director for molecular biology services and manual DNA sequencing since October, 1994. Previously, Dr. Wall was Associate Director of GenTest Laboratories in New Orleans, Louisiana, in charge of the Paternity Testing Laboratories. He was also Director of Research and Genetic Testing at ImmGen, Inc., College Station, Texas. Dr. Wall received his B.S. in animal science and his Ph.D. in genetics from Texas A&M University in College Station, Texas.

      JOSEPH D. KITTLE, JR., PH.D., has served as Director of New Products since January, 1996. Prior to joining Lark, Dr. Kittle served GeneMedicine, Inc., The Woodlands, Texas, as Senior Scientist, Expression Systems. Prior to GeneMedicine, Inc., he was a research scientist at Battelle Memorial Institute. Dr. Kittle holds a Ph.D. in Chemistry from Harvard University and a B.S. in Chemistry from Ohio University.

ITEM 10.    EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

                           Summary Compensation Table

                                                        Annual Compensation               Long Term Compensation
                                                  -------------------------------      ----------------------------
                                                                                             Awards         Payouts
                                                                                       -----------------    -------
                                                                                     Restricted Securities
     Name and                                                           Other annual   stock    Underlying   LTIP    All other
     principal                                    Salary       Bonus    compensation  award(s) Options/SARs Payouts compensation
     position                           Year        ($)         ($)          ($)        ($)         (#)       ($)       ($)
                                        ----      -------      ------      ------      ------      -----      --      ------
Vincent P. Kazmer(1), (2)
President & CEO ..................      1996      125,000      17,713                               --        --        --
Douglas B. Wheeler
Vice President, Finance ..........      1996       11,429                    --          --        8,000      --
Bethany J. Pimentel
Vice President ...................      1996       74,677      21,992        --          --        4,500      --        --
Christine B. Powaser(3)
Vice President, CFO ..............      1996       67,093       6,863        --          --        1,000      --        --

(1) Mr. Kazmer was elected President, CEO and a director in September, 1995. Terms of his employment contract are detailed in Note 9 - "Other Commitments" to the Financial Statements.

(2) As of December 31, 1996, Mr. Kazmer held 141,452 shares of restricted common stock valued at $165,366.76 based on a closing price of $1.63 on March 23, 1997. These shares vest over a period of four years at a rate of 25,363 per year. It is not anticipated that dividends will be paid for these shares.

(3) Ms. Powaser resigned as Vice President and CFO in October, 1996. Her separation and release package included payment of salary and benefits for four and one-half months which is reported in the "Salary" column above.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                       Number of    Percent of total
                      Securities     options/SARs
                      Underlying      granted to     Exercise or
                     Options/SARs    employees in    base price      Expiration
         Name           granted      fiscal year      ($/Share)         date
--------------------------------------------------------------------------------
Bethany J. Pimentel       1,000          3.00%          $0.75           1/19/06
Bethany J. Pimentel       4,500         11.00%          $2.00          11/13/06
Douglas B. Wheeler        8,000         25.00%          $2.45          12/16/06
Christine B. Powaser      1,000          3.00%          $0.75          11/19/06

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                   Value of
                                                    Number of      unexercised
                                                    unexercised    in-the-money
                                                    options/SARs   options/SARs
                       Shares                       at FY-end (#)  at FY-end ($)
                       acquired on  Value realized  exercisable/   exercisable/
Name                   exercise (#)      ($)        unexercisable  unexercisable
--------------------------------------------------------------------------------
Bethany J. Pimentel .....  3,800       $  570       0              0
Christine B. Powaser ....  3,382       $1,015       0              0
Christine B. Powaser ....  1,000       $  750       0              0


LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR:  None


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table describes Security Ownership of Beneficial Owners of more than 5% of the Common Stock of the Company:

                 Name and address             Amount and nature  Percent of
Title Of Class   Of Beneficial Owner         Of Beneficial Owner   Class
--------------------------------------------------------------------------------
Common           Carter Interests, Ltd.            207,569          6.2
                 5757 Memorial Drive
                 Houston, Texas  77007


Common           TaKaRa Shuzo Co., Ltd.             222,902         6.7
                 Biotechnology Research Laboratories
                 SETA 3-4-1 Otsu
                 Shiga, 520-21, Japan

Common           Baylor College of Medicine         257,540(1)      7.7
                 One Baylor Plaza
                 Houston, Texas  77030


(1) Mr. Banks is deemed to be the beneficial owner of 50,726 shares of the Company's Common Stock. Mr. Banks is the President of BCM Technologies, Inc. which is a subsidiary of Baylor College of Medicine.

The following table describes the Security Ownership of Directors, CEO, and Directors and Executive Officers as a Group:

                 Name and address             Amount and nature  Percent of
Title Of Class   Of Beneficial Owner         Of Beneficial Owner   Class
--------------------------------------------------------------------------------
Common           Baylor College of Medicine        257,540(1)       7.7
                 One Baylor Plaza
                 Houston, Texas  77030

Common           Stephen J. Banks                  50,726(1)        1.5
                 BCM Technologies, Inc.
                 1709 Dryden, Suite 901
                 Houston, Texas  77030

Common           George Britton                    85,596           2.6
                 3272 Westheimer, Suite 3
                 Houston, Texas  77098

Common           Vincent P. Kazmer                 141,452          4.3
                 2161 Benjamin Circle
                 Hudson, Ohio  44236

Common           David Lawson                      241,078(3)      7.25
                 2039 Dryden
                 Houston, Texas  77030

Common           Bethany Pimental                     6,456           *
                 9545 Katy Freeway, Suite 465
                 Houston, Texas 77024

Common           Directors and Executive Officers  525,308(2)      15.8
                 as a Group
                 9545 Katy Freeway, Suite 465
                 Houston, Texas  77024

(1) Mr. Banks is deemed to be the beneficial owner of 50,726 shares of the Company's Common Stock. Mr. Banks is the President of BCM Technologies, Inc. which is a subsidiary of Baylor College of Medicine.

(2)   The Directors and Executive Officers as a group total 7 persons.

(3)   This includes 95,517 shares held by D. C. Lawson trust and 95,517 held by
      S. R. Lawson trust.

*     Indicates less that 1% ownership.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As described in Note 11 to the Financial Statements, the Company purchases laboratory reagents from an affiliate at rates normally charged to a third party.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ending December 31, 1996.

INDEX OF EXHIBITS

*       2.1   The Agreement of Merger of November 18, 1994, between Lark
              Technologies, Inc. and Lark Sequencing Technologies, Inc.
              providing for the merger of Lark Sequencing Technologies, Inc.
              into the Company.

*       3.1   Bylaws of Lark Technologies, Inc., as amended.

*       3.2   The Certificate of Incorporation of Lark Technologies, Inc., as
              amended.

*       10.1  1990 Stock Option Plan adopted by the Company.

*       10.2  Agreement between Lark Sequencing Technologies, Inc. and MedProbe,
              A.S.

*       10.3  Agreement of 12-28-94 between Lark Sequencing Technologies, Inc.
              and SmithKline Beecham PLC.

*       10.4  Patent License Agreement between Sennes Drug Innovations, Inc. and
              Lark Sequencing Technologies, Inc.

**      10.5  Form of Warrant Agreement entered into by and between the Company and each of George Britton, David Lawson, Peter Boatright, Homer
              Peterson, and Larry Peterson.

**      10.6  Lease Agreement and Extensions and Modification of Lease Agreement
              by and between Lark Sequencing Technologies, Inc. and Lacy
              Petroleum, Inc.

***     10.7  Employment Agreement entered into by and between the Company and
              Vincent Kazmer.

***     10.8  Restricted Stock Purchase Agreement entered into by and between the Company and Vincent Kazmer.

***     10.9  Promissory Note entered into by and between the Company and
              Vincent Kazmer.

***     10.10 Lease Agreement between Lark Technologies, Inc. and Oakley
              Commercial (UK).

***     10.11 Sponsored Research Contract entered by and between the Company and
              Baylor College of Medicine.

***     10.12 Consulting Agreement entered into by and between the Company and
              Olivia Pereira-Smith.

****    23.1  Consent of independent auditors.

* Incorporated by reference from the Company's Registration Statement on Form S-4 dated August 14, 1995, Commission File No. 33-90424. The exhibit numbering system used in Form S-4 differed from that used in this Form 10-QSB (8a, 2d, 2c, 6b, 6c, 6d-1, and 6f, respectively).

** Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended June 30, 1995.

*** Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended September 30, 1995.

****  Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Lark Technologies, Inc.
                                            (Registrant)

Date: 3/29/97                      /s/ STEPHEN J. BANKS
                                          Stephen J. Banks, Director
                                          Chairman of the Board

Date: 3/29/97                      /s/ VINCENT P. KAZMER
                                          Vincent P. Kazmer, Director
                                          President and Chief Executive Officer

Date: 3/29/97                      /s/ GEORGE M.BRITTON
                                          George M. Britton, Director

Date: 3/29/97                      /s/ DAVID LAWSON
                                          David Lawson, Director

Date: 3/29/97                      /s/ DOUGLAS B. WHEELER
                                          Douglas B. Wheeler
                                          Vice President, Finance