Form 10QSB
period 1997-03-31
LARK TECHNOLOGIES INC
filed 1997-05-13
CIK 942134

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

   [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 1997

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                   For the transition period from _____ to _____

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

As of April 30, 1997, there were 3,326,900 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No  [X]

                           LARK TECHNOLOGIES, INC.

                             INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED MARCH 31, 1997.

Part I      Financial Information (unaudited)
                                                                            PAGE
   Item 1.  Financial Statements

                  Balance Sheet ............................................   1

                  Statements of Income .....................................   2

                  Statements of Cash Flows .................................   3

                  Notes to Financial Statements ............................   4

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..................   7

Part II     Other Information ..............................................   9

   Item 1.  Legal Proceedings ..............................................   9

   Item 2.  Changes in Securities ..........................................   9

   Item 3.  Defaults Upon Senior Securities ................................   9

   Item 4.  Submission of Matters to a Vote of Security Holders ............   9

   Item 5.  Other Information ..............................................   9

   Item 6.  Exhibits and Reports on Form 8-K ...............................   9

Signatures .................................................................  10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                      March 31,
                                                                        1997
                                                                     -----------
Assets                                                               (Unaudited)
Current assets:
    Cash and cash equivalents ..................................    $   686,695
    Accounts receivable ........................................        970,504
    Due from related parties ...................................          1,525
    Work-in-process ............................................         51,388
    Prepaid expenses ...........................................         32,791
                                                                    -----------
Total current assets ...........................................      1,742,903

Property and equipment, net ....................................        453,541
Other assets, net ..............................................         35,686
                                                                    ===========
Total assets ...................................................    $ 2,232,130
                                                                    ===========

Liabilities and stockholders' equity Current liabilities:
    Notes payable ..............................................    $   240,813
    Debentures payable .........................................         10,000
    Accounts payable ...........................................        359,792
    Accrued expenses ...........................................        173,101
    Customer deposits ..........................................        188,257
    Deposits from related parties ..............................         92,809
                                                                    -----------
Total current liabilities ......................................      1,064,772

Commitments and contingencies

Stockholders' equity Preferred stock, $0.001 par value:
         Authorized shares - 2,000,000
         None issued and outstanding
    Common stock, $0.001 par value:
         Authorized shares - 8,000,000
         Issued and outstanding shares - 3,326,900 .............          3,326
    Additional paid-in capital .................................      2,468,316
    Amounts due from shareholders ..............................        (45,045)
    Accumulated deficit ........................................     (1,259,239)
                                                                    -----------
Total stockholders' equity .....................................      1,167,358
                                                                    -----------
Total liabilities and stockholders' equity .....................    $ 2,232,130
                                                                    ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME

                                                        Three months ended
                                                             March 31,
                                                  ------------------------------
                                                       1996             1997
                                                  ------------------------------
                                                           (Unaudited)
Revenue:
    Laboratory Services ......................     $ 1,206,795      $ 1,109,671

Costs and expenses:
    Costs of services ........................         423,445          436,269
    Sales, general and administrative ........         518,529          461,401
    Research and Development .................          34,994           62,685
                                                   -----------      -----------
Total costs and expenses .....................         976,968          960,355
                                                   -----------      -----------
Operating income .............................         229,827          149,316

Other income and (expense):
    Interest expense .........................         (10,528)          (7,894)
    Interest income ..........................             989            7,610
                                                   -----------      -----------
Total other (expense), net ...................          (9,539)            (284)
                                                   -----------      -----------
Income before income taxes ...................         220,288          149,032

Income taxes .................................               0                0
                                                   -----------      -----------
Net income ...................................     $   220,288      $   149,032
                                                   ===========      ===========

Net income per share .........................     $      0.10      $      0.04
                                                   ===========      ===========
Weighted average number of common
    or equivalent shares outstanding .........       2,144,950        3,346,279
                                                   ===========      ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
                                                             1996         1997
                                                          ----------------------
                                                               (Unaudited)

OPERATING ACTIVITIES
Net income .............................................  $ 220,288   $ 149,032
Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization ......................     44,145      40,179
    Changes in operating assets and liabilities:
         Accounts receivable ...........................   (329,846)   (166,145)
         Work-in-process ...............................    (40,001)     35,827
         Prepaid expenses ..............................      8,451      13,214
         Other assets ..................................     (4,943)     (7,930)
         Due to/from related parties ...................     25,891     (11,902)
         Accounts payable ..............................     35,772      46,060
         Accrued expenses ..............................     74,474       5,907
         Deposits ......................................     18,634     (24,473)
                                                          ---------   ---------
Net cash provided by operating activities ..............     52,865      79,769

INVESTING ACTIVITIES
Purchases of property and equipment ....................    (92,183)    (70,696)
                                                          ---------   ---------
Net cash used in investing activities ..................    (92,183)    (70,696)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable ................     29,521           0
Principal payments on notes payable ....................    (14,197)    (21,625)
Repayment of debentures payable ........................          0     (35,000)
                                                          ---------   ---------
Net cash provided by (used in) financing activities ....     15,324     (56,625)
                                                          ---------   ---------
Net decrease in cash and cash equivalents ..............    (23,994)    (47,552)
Cash and cash equivalents at beginning of period .......     75,996     734,247
                                                          =========   =========
Cash and cash equivalents at end of period .............  $  52,002   $ 686,695
                                                          =========   =========

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

3.    DEBENTURES AND NOTES PAYABLE

      At March 31, 1997, the Company had one note payable to a bank with interest of prime (8.50% at March 31, 1997) plus 2% and collateralized by accounts receivable, property, and equipment. The note is due on demand and if no demand is made, the note is payable in monthly installments of $3,799 plus interest. This note which was due at March 31, 1997, was renewed on March 26, 1997. As a result of that renewal, any unpaid principal on the note is due at maturity on January 30, 1998. The amount outstanding under this note was $32,135.12 at March 31, 1997.

      At March 31, 1997, the Company had a revolving line of credit with the same bank which expired on March 31, 1997. On March 26, 1997, the revolving line of credit was renewed until March 31, 1998. The terms of the line of credit provided for maximum borrowings of $200,000 of which $199,000 was outstanding at March 31, 1997. Borrowings bear interest at the bank's prime rate plus 2% and are secured by qualified accounts receivable of the Company.

      At March 31, 1997, the Company had a subordinated redeemable debenture payable of $10,000 that matured on March 31, 1997, with interest at 8% per year, payable quarterly. The Company has offered to renew the subordinated debenture. As of March 28, 1997, the Company has not received a renewal agreement from the holder of the $10,000 debenture or a demanded payment.

4.    EARNINGS PER SHARE

      Net income per share was calculated by dividing the Company's net income for the period by the weighted average number of common stock and dilutive common stock equivalents (stock options and warrants) outstanding.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarter is not expected to be material.

5.    DISTRIBUTION AGREEMENT

      Effective January 1, 1996, the Company announced a new service, Differential Display ("DD"). The Company entered into a distribution agreement with a third party which provided the Company with a significant amount of specialized training and scientific know-how relating to the DD services. The Company agreed to purchase supplies and equipment related to this service exclusively from the third party. The DD services will be sold on an exclusive basis by the third party and its distributor, but Lark can sell the DD services through its own sales force worldwide. The third party will pay the Company an agreed upon transfer price for DD services that the third party or its distributor sells. The Company will pay the third party an agreed upon royalty for DD services that the Company sells.

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

SPONSORED RESEARCH CONTRACT AND CONSULTING AGREEMENT

      The Company entered into a sponsored research contract on August 1, 1995, whereby the Company is required to fund certain research and development efforts being performed by Baylor College of Medicine ("Baylor"). The research and development is being performed pursuant to the Patent License Agreement described in this Note. The agreement expires on July 31, 1997, and requires the Company to pay Baylor a total of $53,739 annually in monthly installments of $4,478 over the term of the contract. The agreement may be extended for an additional term by mutual written consent. As of March 31, 1997, the remaining obligation under the terms of the contract was $17,912.

      The Company entered into a related consulting agreement with the Principal Investigator at Baylor. This agreement expires on August 1, 1997, and requires the Company to pay the researcher a total of $24,000 in monthly installments over the term of the contract. The agreement may be extended for an additional term by mutual written consent. As of March 31, 1997, the remaining obligation under the terms of the contract was $8,000.

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

RESULTS OF OPERATIONS

      GROSS REVENUES. Gross revenues decreased 8% from $1,206,795 to $1,109,671 for the three month periods ended March 31, 1996 and 1997, respectively. This decrease in revenues was attributable to a decrease in project work for a single large customer. This customer accounted for 66% of the revenues for the 1996 period. Increases in project work for other customers for automated sequencing, molecular biology and differential display services largely offset the impact of the single large customer.

      COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 3% from $423,445 to $436,269 for the three month periods ended March 31, 1996 and 1997, respectively. Changes in the mix of projects performed for customers accounted for the increase. Costs of services as a percentage of revenue were 35% and 39% for the three month periods ended March 31, 1996 and 1997, respectively.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses decreased 11% from $518,529 to $461,401 for the three month periods ended March 31, 1996 and 1997, respectively. The decrease in expenses was primarily attributable to a decrease in commission expenses related to a distribution agreement. Sales, general and administrative expenses as a percentage of revenue were 43% and 42% for the three month periods ended March 31, 1996 and 1997, respectively.

      RESEARCH AND DEVELOPMENT. Research and development costs increased 79% from $34,994 to $62,685 for the three month periods ended March 31, 1996 and 1997, respectively. The increase in research and development costs was attributable to increases in expenditures for the gene senescence project and increased product development activities. Research and development costs as a percentage of revenue were 3% and 6% for the three month periods ended March 31, 1996 and 1997, respectively.

      VARIABILITY OF FUTURE OPERATING RESULTS. The Company experienced a significant shift in sources of revenue during the first quarter of 1997 when compared to the first quarter of 1996. In 1996 a large portion of the Company's revenue was generated from a single customer. In 1997 the decline in revenue from this customer was largely offset by revenue from a diverse group of customers. The Company continues to seek large contracts and diversify its customer base. The addition or completion of any single large contract may have a material impact on the Company's revenues.

      LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $52,865 and $79,769 for the three month periods ended March 31, 1996 and 1997, respectively. During the first quarter of 1997 the Company repaid $35,000 of subordinated debentures. The Company plans to offer repayment of the remaining $10,000 of this debt.

      The Company's bank debt totaling approximately $240,813 at March 31, 1997, matured March 31, 1997. On March 26, 1997, the Company renewed its $200,000 line of credit until March 31, 1998, and extended the maturity of its note payable to January 30, 1998. Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through a combination of existing or proposed credit facilities and future operating results.

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

      No reports on Form 8-K were filed during the quarter ending March 31, 1997.

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

                                          Lark Technologies, Inc.
                                                (Registrant)

Date    MAY 13, 1996                       /S/  VINCENT P. KAZMER
                                                Vincent P. Kazmer
                                          President and Chief Executive Officer

Date    MAY 13, 1996                       /S/ DOUGLAS B. WHEELER
                                                Douglas B. Wheeler
                                              Vice President, Finance