Form 10QSB
period 1997-06-30
LARK TECHNOLOGIES INC
filed 1997-08-14
CIK 942134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

               APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.      Yes   No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 1997, there were 3,326,900 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes | |  No  |X|

                             Lark Technologies, Inc.

                              Index To Form 10-QSB
                      For the Quarter Ended June 30, 1997.

Part I Financial Information (unaudited)
                                                                         Page
   Item 1. Financial Statements
                  Balance Sheet ........................................   1
                  Statements of Income .................................   2
                  Statements of Cash Flows .............................   3
                  Notes to Financial Statements ........................   4

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...............   6

Part II Other Information ..............................................   8

   Item 1. Legal Proceedings ...........................................   8

   Item 2. Changes in Securities .......................................   8

   Item 3. Defaults Upon Senior Securities .............................   8

   Item 4. Submission of Matters to a Vote of Security Holders .........   8

   Item 5. Other Information ...........................................   8

   Item 6. Exhibits and Reports on Form 8-K ............................   8

Signatures .............................................................  10

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             Lark Technologies, Inc.
                                  Balance Sheet
                                    June 30,
                                                                      June 30,
                                                                        1997
                                                                    -----------
                                                                    (Unaudited)
Assets
Current assets:
        Cash and cash equivalents .............................     $   632,271
        Accounts receivable ...................................       1,132,267
        Due from related parties ..............................           1,525
        Work-in-process .......................................          99,276
        Prepaid expenses ......................................          18,341
                                                                    -----------
Total current assets ..........................................       1,883,680

Property and equipment, net ...................................         457,969
Other assets, net .............................................          32,651
                                                                    -----------
Total assets ..................................................     $ 2,374,300
                                                                    ===========
Liabilities and stockholders' equity
Current liabilities:
        Notes payable .........................................     $   227,394
        Debentures payable ....................................          10,000
        Accounts payable ......................................         324,384
        Accrued expenses ......................................         218,004
        Customer deposits .....................................         270,275
        Deposits from related parties .........................          92,809
                                                                    -----------
Total current liabilities .....................................       1,142,866

Commitments and contingencies

Stockholders' equity
        Preferred stock, $0.001 par value:
             Authorized shares - 2,000,000
             None issued and outstanding
        Common stock, $0.001 par value:
             Authorized shares - 8,000,000
             Issued and outstanding shares - 3,326,900 ........           3,326
        Additional paid-in capital ............................       2,468,315
        Amounts due from shareholders .........................         (45,045)
        Accumulated deficit ...................................      (1,195,162)
                                                                    -----------
Total stockholders' equity ....................................       1,231,434
                                                                    -----------
Total liabilities and stockholders' equity ....................     $ 2,374,300
                                                                    ===========

See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             Lark Technologies, Inc.
                              Statements of Income

                                                                  Three months ended                      Six months ended
                                                                         June 30,                               June 30,
                                                            -------------------------------         -------------------------------
                                                               1996                 1997                1996               1997
                                                            -------------------------------         -------------------------------
                                                                      (Unaudited)                              (Unaudited)
Revenue:
   Laboratory Services .............................        $ 1,275,137         $ 1,191,497         $ 2,481,933         $ 2,301,168

Costs and expenses:
   Costs of services ...............................            557,310             485,221             981,740             921,489
   Sales, general and administrative ...............            512,659             567,003           1,031,188           1,028,403
   Research and Development ........................             27,362              76,979              61,371             139,664
                                                            -----------         -----------         -----------         -----------
Total costs and expenses ...........................          1,097,331           1,129,203           2,074,299           2,089,556
                                                            -----------         -----------         -----------         -----------
Operating income ...................................            177,806              62,294             407,634             211,612

Other income and (expense):
   Interest expense ................................            (34,825)             (5,783)            (45,354)            (13,677)
   Interest income .................................              1,438               7,565               2,427              15,174
                                                            -----------         -----------         -----------         -----------
Total other income (expense), net ..................            (33,387)              1,782             (42,927)              1,497
                                                            -----------         -----------         -----------         -----------
Income before income taxes .........................            144,419              64,076             364,707             213,109

Income taxes .......................................                  0                   0                   0                   0
                                                            -----------         -----------         -----------         -----------
Net income .........................................            144,419              64,076             364,707             213,109
                                                            ===========         ===========         ===========         ===========


Net income per share ...............................        $      0.06         $      0.02         $      0.17         $      0.06
                                                            ===========         ===========         ===========         ===========
Weighted average number of common
   or equivalent shares outstanding ................          2,260,074           3,346,536           2,210,006           3,348,727
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

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             Lark Technologies, Inc.
                            Statements of Cash Flows

                                                            Six months ended
                                                                June 30,
                                                         ----------------------
                                                           1996         1997
                                                         ----------------------
                                                               (Unaudited)
Operating activities
Net income ...........................................   $ 364,707    $ 213,109
Adjustments to reconcile net income
   to net cash provided by operating activities
        Depreciation and amortization ................      89,365       91,041
        Changes in operating assets and liabilities:
             Accounts receivable .....................    (586,889)    (327,908)
             Work-in-process .........................     (12,783)     (12,061)
             Prepaid expenses ........................       7,863       27,663
             Other assets ............................     (64,438)      (8,129)
             Due to/from related parties .............      22,306      (11,902)
             Accounts payable ........................      95,180       10,655
             Accrued expenses ........................     124,956       50,809
             Deposits ................................      63,591       57,545
                                                         ---------    ---------
Net cash provided by operating activities ............     103,858       90,822

Investing activities
Purchases of property and equipment ..................    (141,982)    (122,754)
                                                         ---------    ---------
Net cash used in investing activities ................    (141,982)    (122,754)

Financing activities
Principal payments on notes payable ..................     (53,272)     (35,045)
Proceeds from issuance of common stock ...............      65,596            0
Repayment of debentures payable ......................           0      (35,000)
                                                         ---------    ---------
Net cash provided by financing activities ............      12,324      (70,045)
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents .     (25,800)    (101,977)
Cash and cash equivalents at beginning of period .....      75,996      734,248
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  50,196    $ 632,271
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

3.    Debentures and Notes Payable

      At June 30, 1997, the Company had one note payable to a bank with interest of prime (8.50% at June 30, 1997) plus 2% and collateralized by accounts receivable, property, and equipment. The note is due on demand and if no demand is made, the note is payable in monthly installments of $3,799 plus interest. This note which was due at March 31, 1997, was renewed on March 26, 1997. As a result of that renewal, any unpaid principal on the note is due at maturity on January 30, 1998. The amount outstanding under this note was $28,336 at June 30, 1997.

      At June 30, 1997, the Company had a revolving line of credit with the same bank which expired on March 31, 1997. On March 26, 1997, the revolving line of credit was renewed until March 30, 1998. The terms of the line of credit provide for maximum borrowings of $200,000 of which $199,000 was outstanding at June 30, 1997. Borrowings bear interest at the bank's prime rate plus 2% and are secured by qualified accounts receivable of the Company.

      At June 30, 1997, the Company had a subordinated redeemable debenture payable of $10,000 that matured on March 31, 1997, with interest at 8% per year, payable quarterly. The Company has offered to renew the subordinated debenture. As of July 31, 1997, the Company has not received a renewal agreement from the holder of the $10,000 debenture or a demanded payment.

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

Sponsored Research Contract and Consulting Agreement

      The Company entered into a sponsored research contract on August 1, 1995, whereby the Company is required to fund certain research and development efforts being performed by Baylor College of Medicine ("Baylor"). The research and development is being performed pursuant to the Patent License Agreement described in this Note. The agreement expired on July 31, 1997 and required the Company to pay Baylor a total of $53,739 annually in monthly installments of $4,478 over the term of the contract. The agreement may be extended for an additional term by mutual written consent and is currently in the process of renewal. As of June 30, 1997, the remaining obligation under the terms of the contract was $4,478.

      The Company entered into a related consulting agreement with the Principal Investigator at Baylor. This agreement expired on August 1, 1997, and required the Company to pay the researcher a total of $24,000 in monthly installments over the term of the contract. The agreement may be extended for an additional term by mutual written consent and is in the process of renewal. As of June 30, 1997, the remaining obligation under the terms of the contract was $2,000.

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

Results of Operations

      Gross Revenues. Gross revenues decreased 7% from $1,275,137 to $1,191,497 for the three month periods ended June 30, 1996 and 1997, respectively. Gross revenue decreased 7% from $2,481,933 to $2,301,168 for the six month periods ended June 30, 1996 and 1997 respectively. This decrease in revenues was attributable to a decrease in project work for a single large customer. This customer accounted for 66% of the revenues for the 1996 period. Increases in project work for other customers for automated sequencing, molecular biology and differential display services largely offset the impact of the single large customer.

      Costs of Services. Costs of services consist primarily of labor and laboratory supplies. Costs of services decreased 13% from $557,310 to $485,221 for the three month periods ended June 30, 1996 and 1997, respectively. Costs of services decreased 6% from $981,740 to $921,489 for the six month period ended June 30, 1996 and 1997 respectively. Changes in the mix of projects performed for customers accounted for the decrease. Costs of services as a percentage of revenue were 44% and 41% for the three month periods ended June 30, 1996 and 1997, respectively and reflect the effect of a price decrease in 1997.

      Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 11% from $512,659 to $567,003 for the three month periods ended June 30, 1996 and 1997, respectively. The increase in expenses was attributable to the costs necessary to add a marketing manager in the UK office and various other costs incurred to support the growth of the company. Sales, general and administrative expenses decreased less than one percent from $1,031,188 to $1,028,403 for the six month period ended June 30, 1996 and 1997, respectively. Sales, general and administrative expenses as a percentage of revenue were 40% and 48% for the three month periods ended June 30, 1996 and 1997, respectively.

      Research and Development. Research and development costs increased 181% from $27,362 to $76,979 for the three month periods ended June 30, 1996 and 1997, respectively. Research and development costs increased 127% from $61,371 to $139,664 for the six months ended June 30, 1996 and 1997, respectively. The increase in research and development costs was attributable to increases in expenditures for the gene senescence project and increased product development activities. Research and development costs as a percentage of revenue were 2% and 6% for the three month periods ended June 30, 1996 and 1997, respectively.

      Variability of Future Operating Results. The Company experienced a significant shift in sources of revenue during the first half of 1997 when compared to the first half of 1996. In 1996 a large portion of the Company's revenue was generated from a single customer. In 1997 the decline in revenue from this customer was largely offset by revenue from a diverse group of customers. The Company continues to seek large contracts and diversify its customer base. The addition or completion of any single large contract may have a material impact on the Company's revenues.

      Liquidity and Capital Resources. Operating cash flow was $103,858 and $90,822 for the six month periods ended June 30, 1996 and 1997, respectively. During the first quarter of 1997 the Company repaid $35,000 of subordinated debentures. The Company has offered repayment of the remaining $10,000 of this debt.

      The Company's bank debt totaling approximately $227,336 at June 30, 1997, matured March 31, 1997. On March 26, 1997, the Company renewed its $200,000 line of credit until March 30, 1998, and extended the maturity of its note payable to January 30, 1998. Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through a combination of existing or proposed credit facilities and future operating results.

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

      No reports on Form 8-K were filed during the quarter ending June 30, 1997.

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



                                          Lark Technologies, Inc.
                                                (Registrant)



Date    August 14, 1997                    /s/  Vincent P. Kazmer
                                                Vincent P. Kazmer
                                          President and Chief Executive
Officer

Date    August 14, 1997                     /s/ Douglas B. Wheeler             .
                                                Douglas B. Wheeler
                                            Vice President, Finance