Form 10QSB
period 1997-09-30
LARK TECHNOLOGIES INC
filed 1997-11-13
CIK 942134

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 1997

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 1997, there were 3,324,046 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes    No  [x]

================================================================================

                            LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997.





                                                                                   Page
                                                                                   ----
Part I   Financial Information (unaudited)

    Item 1.      Financial Statements

                          Balance Sheet . . . . . . . . . . . . . . . . . . . . . . 1

                          Statements of Income  . . . . . . . . . . . . . . . . . . 2

                          Statements of Cash Flows  . . . . . . . . . . . . . . . . 3

                          Notes to Financial Statements . . . . . . . . . . . . . . 4

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . 6


Part II  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

    Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 8

    Item 2.      Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . 8

    Item 3.      Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . 8

    Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . 8

    Item 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . 8

    Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 8

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

                        PART I  -  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            LARK TECHNOLOGIES, INC.
                                 BALANCE SHEET


                                                       September 30,
                                                           1997
                                                       -------------
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $   634,148
  Accounts receivable                                     1,022,152
  Due from related parties                                    1,525
  Work-in-process                                           156,583
  Prepaid expenses                                           59,729
                                                        -----------
Total current assets                                      1,874,137

Property and equipment, net                                 488,558
Capital leases, less accumulated amortization                86,693
Other assets, net                                            32,013
                                                        -----------
Total assets                                            $ 2,481,401
                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                         $   229,485
  Obligations under capital lease                       $    72,663
  Debentures payable                                         10,000
  Accounts payable                                          261,388
  Accrued expenses                                          217,109
  Customer deposits                                         369,280
  Deposits from related parties                              92,809
                                                        -----------
Total current liabilities                                 1,252,734


Stockholders' equity
  Preferred stock, $0.001 par value:
    Authorized shares - 2,000,000
    None issued and outstanding
  Common stock, $0.001 par value:
    Authorized shares - 8,000,000
    Issued and outstanding shares - 3,324,046                 3,324
  Additional paid-in capital                              2,463,695
    Amounts due from shareholders                           (15,045)
    Accumulated deficit                                  (1,223,307)
                                                        -----------
Total stockholders' equity                                1,228,667
                                                        -----------
Total liabilities and stockholders' equity              $ 2,481,401
                                                        ===========





See accompanying notes to the financial statements.

                       PART I  -  FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                           LARK TECHNOLOGIES, INC.
                             STATEMENTS OF INCOME


                                        Three months ended         Nine months ended
                                           September 30,              September 30,
                                     -------------------------   ----------------------
                                        1996          1997          1996        1997
                                     -------------------------   ----------------------
                                            (Unaudited)               (Unaudited)
Revenue:
  Laboratory Services                $  886,121     $1,006,421   $3,368,054  $3,307,589

Costs and expenses:
  Costs of services                     439,946        431,645    1,421,686   1,353,135
  Sales, general and administrative     457,691        527,021    1,488,879   1,555,425
  Research and Development               28,813         51,200       90,184     190,864
                                     ----------     ----------   ----------  ----------
Total costs and expenses                926,450      1,009,866    3,000,749   3,099,424
                                     ----------     ----------   ----------  ----------
Operating income                        (40,329)        (3,445)     367,305     208,165

Other income and (expense):
  Interest expense                      (21,150)       (11,028)     (66,504)    (24,704)
  Interest income                        10,886          7,457       13,313      22,631
                                     ----------     ----------   ----------  ----------
Total other income (expense), net       (10,264)        (3,571)     (53,191)     (2,073)
                                     ----------     ----------   ----------  ----------
Income before income taxes              (50,593)        (7,016)     314,114     206,092

Income taxes                                  0         21,127            0      21,127
                                     ----------     ----------   ----------  ----------
Net income                           $  (50,593)    $  (28,143)  $  314,114  $  184,965
                                     ==========     ==========   ==========  ==========



Net income per share                 $     0.02     $    (0.01)  $     0.12  $     0.06
                                     ==========     ==========   ==========  ==========
Weighted average number of common
  or equivalent shares outstanding    3,180,459      3,346,391    2,580,458   3,347,391
                                     ==========     ==========   ==========  ==========



See accompanying notes to the financial statements.

                       PART I  -  FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                           LARK TECHNOLOGIES, INC.
                           STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                          1996           1997
                                                        -----------------------
                                                              (Unaudited)
OPERATING ACTIVITIES
Net income                                               $314,114      $184,965
Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation and amortization                         139,800       127,167
    Changes in operating assets and liabilities:
      Accounts receivable                                (505,325)     (217,796)
      Work-in-process                                     (98,764)      (69,368)
      Prepaid expenses                                    (23,867)      (13,725)
      Other assets                                         37,202        (1,023)
      Due to/from related parties                         (18,408)      (11,902)
      Accounts payable                                     41,885       (52,341)
      Accrued expenses                                      9,082        49,913
      Deposits                                             75,165       156,550
                                                       ----------     ---------
Net cash provided by operating activities                 (29,116)      152,440

INVESTING ACTIVITIES
Purchases of property and equipment                      (198,383)     (209,967)
                                                       ----------     ---------
Net cash used in investing activities                    (198,383)     (209,967)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                    60,136        27,424
Principal payments on notes payable                       (94,676)      (60,377)
Repayment of debentures payable                                         (35,000)
Proceeds from issuance of common stock                  1,040,072             0
Purchase of treasury shares of common stock                              (4,621)
Proceeds from repayments of stockholder loans                   0        30,000
                                                       ----------     ---------
Net cash provided by financing activities               1,005,532       (42,574)
                                                       ----------     ---------
Net increase (decrease) in cash and cash equivalents      778,033      (100,101)
Cash and cash equivalents at beginning of period           75,996       734,248
                                                       ----------     ---------
Cash and cash equivalents at end of period             $  854,029     $ 634,147
                                                       ==========     =========


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


3.       DEBENTURES AND NOTES PAYABLE

         At September 30, 1997, the Company had one note payable to a bank with interest of prime (8.50% at September 30, 1997) plus 2% and collateralized by accounts receivable, property, and equipment. The note is due on demand and if no demand is made, the note is payable in monthly installments of $3,799 plus interest. This note which was due at March 31, 1997, was renewed on March 26, 1997. As a result of that renewal, any unpaid principal on the note is due at maturity on January 30, 1998. The amount outstanding under this note was $13,141 at September 30, 1997.

         At September 30, 1997, the Company had a revolving line of credit with
the same bank which expired on March 31, 1997.   On March 26, 1997, the
revolving line of credit was renewed until March 30, 1998. The terms of the line of credit provide for maximum borrowings of $200,000 of which $199,000 was outstanding at September 30, 1997. Borrowings bear interest at the bank's prime rate plus 2% and are secured by qualified accounts receivable of the Company.

         At September 30, 1997, the Company had a subordinated redeemable debenture payable of $10,000 that matured on September 30, 1997, with interest at 8% per year, payable quarterly. During October, 1997, the Company received a request for the repayment of the subordinated debenture and repaid it on October 21, 1997.


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


6.       COMMITMENTS AND CONTINGENCIES

Stock Options

         On September 16, 1997, the Company issued stock options to certain members of management for 200,000 shares under the company's Incentive Stock Option Plan with an exercise price of $2.00 per share. These options vest in four and one half years and contain provisions for earlier vesting if certain performance goals are met.

         During September, 1997, the company set up a nonqualified stock option plan for its non-employee directors. On September 16, 1997, the Company issued stock options to its non-employee directors which totaled 10,000 shares with an exercise price of $1.51 per share. These options vest twenty five percent per year such that they are fully vested in four years.

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

         Lark is a leader in providing contract DNA sequencing and research services to the pharmaceutical and biotechnology industries worldwide. Lark's service portfolio consists of various DNA sequencing and molecular biology services as follows:

     - Automated DNA Sequencing Services. Lark applies automated sequencing techniques to generate high throughput DNA sequence and fast turnaround screening information, including genome sequencing projects.

     - Genetic Stability Testing Services. Lark's genetic stability testing services are used to characterize Master Cell Banks, Manufacturers Working Cell Banks and Post Production Cell Samples from bacterial, yeast and cell cultures. Genetic stability testing is used to analyze a production strain's stability and demonstrate that the expression system has not undergone any mutations or rearrangements that would affect the integrity of the product. This service assists companies producing genetically manufactured products to optimize production yields, determine product purity, and support regulatory submissions. This service was introduced in late 1996.

     - Manual DNA Sequencing Services. Lark uses manual sequencing techniques for projects that require greater than 99.9% accuracy. These techniques are useful for DNA sequence information that is used for patent applications, FDA submissions or the identification of genetic mutations.

     - Library Screening Services. During the gene discovery process, customers may find only a portion of a gene of interest. As a service, Lark will use a customer's gene fragment to probe a genetic library to identify a full length gene. Identification of full length genes is necessary for determining a gene's function, developing novel drugs, and securing patent rights.

     - Differential Display Service. Lark uses differential display techniques for analyzing differences in gene expression caused by the introduction of various drug compounds, viruses or stimulatory factors. Differential display can be useful in identifying novel genes and gene functions. By understanding how and when a gene is expressed or repressed, targeted interventions can be developed to maximize results and minimize harmful side effects. This service is used to discover novel genes as well as to characterize pharmaceutical effects.

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

RESULTS OF OPERATIONS

         GROSS REVENUES. Gross revenues increased 14% from $886,121 to $1,006,421 for the three month periods ended September 30, 1996 and 1997, respectively. Gross revenues decreased 2% from $3,368,054 to $3,307,589 for the nine month periods ended September 30, 1996 and 1997, respectively. This increase in revenues for the quarter was attributable to an increase in new customer accounts for automated sequencing services provided by the Company. The decrease in revenues for the nine month period was attributable to a decrease in project work for a single large customer. Increases in project work for other customers for automated sequencing, molecular biology and differential display services largely offset the impact of the single customer.

         COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services decreased 2% from $439,946 to $431,645 for the three month periods ended September 30, 1996 and 1997, respectively, and 5% from $1,421,686 to $1,353,135 for the nine month periods ended September 30, 1996 and 1997, respectively. Improvements in productivity, supply usage and product mix accounted for the decrease. Costs of services as a percentage of revenue were 50% and 43% for the three month periods ending September 30, 1996 and 1997, respectively, and 42% and 41% for the nine month periods ending September 30, 1996 and 1997, respectively.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 15% from $457,691 to $527,021 for the three month periods ended September 30, 1996 and 1997, respectively, and increased 4% from $1,488,879 to $1,555,425 for the nine month periods ended September 30, 1996 and 1997, respectively. The increase in expenses was attributable to costs incurred in the three month period to support a stock repurchase program. Sales, general and administrative expenses as a percentage of revenue were 52% and 52% for the three month periods ending September 30, 1996 and 1997, respectively, and 44% and 47% for the nine month periods ended September 30, 1996 and 1997, respectively

         RESEARCH AND DEVELOPMENT. Research and development costs increased 78% from $28,813 to $51,200 for the three month periods ended September 30, 1996 and 1997, respectively, and 112% from $90,184 to $190,864 for the nine month periods ended September 30, 1996 and 1997, respectively. The increase in research and development costs was attributable to increases in expenditures for the gene senescence project and increased product development activities. Research and development costs as a percentage of revenue were 3% and 5% for the three month periods ended September 30, 1996 and 1997, respectively, and 3% and 6% for the nine month periods ended September 30, 1996 and 1997, respectively.

         VARIABILITY OF FUTURE OPERATING RESULTS. The Company experienced a significant shift in sources of revenue during the first half of 1997. In 1996 a large portion of the Company's revenue was generated from a single customer. In 1997 the decline in revenue from this customer was largely offset by revenue from a diverse group of customers. The addition or completion of any single large contract may have a material impact on the Company's revenues.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was ($29,116) and $152,440 for the nine month periods ended September 30, 1996 and 1997, respectively. During 1997, the Company repaid $35,000 of subordinated debentures.

         The Company's bank debt totaling approximately $212,141 at September 30, 1997, matured March 31, 1997. On March 29, 1997, the Company renewed its $200,000 line of credit until March 30, 1998, and extended the maturity of its note payable to January 30, 1998. Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through a combination of existing or proposed credit facilities and future operating results.

         During 1997, the Company purchased $209,967 of equipment in order to support anticipated growth. During September, 1997, the Company acquired new equipment at a cost of $86,693 of which $72,663 was finance by a capital lease.




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

         No reports on Form 8-K were filed during the quarter ending September 30, 1997.

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

         27        Financial Data Schedule

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



                                            Lark Technologies, Inc.
                                                    (Registrant)



Date    November 13, 1997                        /s/  Vincent P. Kazmer
        -----------------                  -------------------------------------
                                                      Vincent P. Kazmer
                                           President and Chief Executive Officer

Date    November 13, 1997                        /s/ Douglas B. Wheeler.
        -----------------                  -------------------------------------
                                                     Douglas B. Wheeler
                                                  Vice President, Finance

                              INDEX TO EXHIBITS



EXHIBIT
 NUMBER                            DESCRIPTION
 ------                            -----------
  27                       Financial Data Schedule
