Form 10KSB40
period 1997-12-31
LARK TECHNOLOGIES INC
filed 1998-03-30
CIK 942134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

    [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                      For the transition period from ______ to_______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ending December 31, 1997 were $4,469,722.

The aggregate market value of the voting stock held by non-affiliates is $4,366,031, based on a closing price of $1.56 on March 30, 1998.

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

As of March 30, 1998, there were 3,324,046 shares of Common Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

Part I                                                                      PAGE

    Item 1.    Description of Business......................................   1

    Item 2.    Description of Property......................................   5

    Item 3.    Legal Proceedings............................................   5

    Item 4.    Submission of Matters to a Vote of Security Holders..........   5


Part II

    Item 5.    Market for Common Equity and Related Stockholder Matters.....   5

    Item 6.    Management's Discussion and Analysis.........................   6

    Item 7.    Financial Statements.........................................   8

                      Balance Sheet.........................................  10

                      Statements of Operations..............................  11

                      Statements of Cash Flows..............................  13

                      Notes to Financial Statements.........................  15

    Item 8.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................  25

Part III

    Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............  25

    Item 10.   Executive Compensation.......................................  28

    Item 11.   Security Ownership of Certain Beneficial Owners and Management 28

    Item 12.   Certain Relationships and Related Transactions...............  31

    Item 13.   Exhibits and Reports on Form 8-K.............................  32

Signatures..................................................................  34

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

        The field of genomics is becoming increasingly important. The Company intends to use its skills and capabilities in the fields of molecular biology and DNA sequencing to reposition itself to take advantage of the growth in the genomics marketplace. The Company believes that its efforts in its senescence gene discovery program will add to its credibility in the genomics arena.

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

        CUSTOMERS. The Company provides services to researchers at a large number of institutions. However, revenues from one major customer accounted for 42% of total revenues during 1996. During 1997, approximately 21% of the Company's revenue was with a different single customer.

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

        EMPLOYEES. As of December 31, 1997, the Company had 35 total employees and 33 full time employees. The Company believes that its employee relations are good, but can make no assurances that it will continue to be able to attract and retain qualified employees. The Company also has engaged the services of consultants when appropriate. In connection with licensing the rights to the senescence technology, the company maintains a sponsored research agreement and a consulting agreement with a principal investigator at Baylor College of Medicine as described in the notes to the Financial Statements.

        FORWARD-LOOKING INFORMATION. This Annual Report contains various forward-looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. When used in this document, the works "anticipate," "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated projected or expected.

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

ITEM 3.  LEGAL PROCEEDINGS

        The Company is involved in litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock of the Company has been eligible to be quoted on the Nasdaq Bulletin Board system under the symbol LDNA since the fourth quarter of 1995. As reported by America On Line, the high and low bids were $2.63 and $1.00, respectively for the year 1997. These bids reflect the price paid by the buyer, and do not include the commission withheld by the broker(s).

        As of December 31, 1997, there were approximately 2,057 holders of record of the Common Stock.

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

        The Company believes that its expansion efforts discussed in Part I will compensate for some of these sales fluctuations. In addition, the Company has initiated several steps to mitigate the effects of these fluctuations where possible. In late 1996 the sales and marketing activities for the quick-turnaround automated DNA sequencing service business were increased to expand its large, varied customer base. Pricing for services was adjusted for large projects to reflect timing of project completions. In late 1997 the Company introduced a new service, Quantitative PCR, to further expand and diversify revenues.

RESULTS OF OPERATIONS

        GROSS REVENUES. Gross revenues increased 7% from $4,192,406 to $4,469,722 for the years ended December 31, 1996 and 1997, respectively. The improved revenues for 1997 were the result of increases in Lark's automated DNA sequencing services and the new genetic stability testing services. During 1996 revenues in the first, second, and third quarters included revenues generated by operations for large contracts for a single customer. The revenues generated by this single customer were replaced in 1997 by revenues from a number of new and existing customers. Revenues from the manual DNA sequencing services and library screening services declined from the previous year. The differential display service, new in 1996, produced modest revenues in 1997. Automated DNA sequencing services for Lark's quick-turnaround customers increased 248% in 1997 compared to 1996.

        COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 2% from $1,850,533 to $1,896,679 for the years ended December 31, 1996 and 1997, respectively. Increases in personnel and supply usage for the automated sequencing group as a result of the increase in services rendered comprised the increase in operating costs. This increase was partially offset by reductions in the cost of personnel and supplies for the manual DNA sequencing service business. Costs of services as a percentage of revenue were 44% and 42% for the years ended December 31, 1996 and 1997, respectively.

        SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 4% from $1,985,193 to $2,070,838 for the years ended December 31, 1996 and 1997, respectively. Sales, general and administrative expenses as a percentage of revenue were 47% and 46% for the years ended December 31, 1996 and 1997, respectively. The increases in these expenses were incurred to support the growth of the Company. These growth related costs consist primarily of increased personnel costs in the United States and Europe and commissions on contracts.

        RESEARCH AND DEVELOPMENT. Research and development costs were $180,742 and $234,607 for the years ended December 31, 1996 and 1997, respectively. Research and development costs as a percentage of revenue were 4% and 5% for the years ended December 31, 1996 and 1997, respectively. The expenses in 1996 and 1997 were related to the development of new services and the gene senescence project described in Item 1 "Description of Business" above. In 1997 research and development expenses increased as a result of increased spending on Lark's new product development programs including Quantitative PCR.

        VARIABILITY OF FUTURE OPERATING RESULTS. The Company experienced a significant revenue increase in 1996 due in large part to services performed for a single customer. This customer provided no substantial contract work for Lark in 1997. Completion of large contracts for a single customer without replacement could have a material adverse impact on the Company.

        LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was ($722) and $235,155 for the years ended December 31, 1996 and 1997, respectively. The improvement in operating cash flow was the result of better working capital utilization. In July, 1996, the Company's liquidity was increased by the receipt of $1,000,852 in proceeds from the Company's Rights Offering.

        During 1997, the Company invested $285,891 in laboratory equipment in order to support the current and expected increase in revenues.

        The Company's bank debt, totaling approximately $204,273 at December 31, 1997, was to mature March 30, 1998. On March 13, 1998, the Company refinanced its line of credit and with another bank and extended the maturity of the new line through May 31, 1999. As a result of this refinancing, the Company now has a revolving line of credit of $600,000 and an advised dicretionary line of credit for equipment financing of $300,000. See Note 7 of the Notes to the Financial Statements for additional discussion of the renewed debt. Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through a combination of existing or proposed credit facilities and future operating results.

        At December 31, 1996, the Company had subordinated redeemable debentures payable of $45,000 that matured on March 31, 1997. During 1997, all of these debentures were repaid.

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

        YEAR 2000. The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are venerable should those organizations fail to remediate properly their computer systems.

ITEM 7.  FINANCIAL STATEMENTS


                            LARK TECHNOLOGIES, INC.

                         Index to Financial Statements
                     Years ended December 31, 1997 and 1996


                                    Contents
                                                                            Page
                                                                            ----

Report of Independent Auditors.......................................          9

Financial Statements

     Balance Sheet as of December 31, 1997...........................         10

     Statements of Operations for
          Years Ended December 31, 1996 and 1997.....................         11

     Statements of Stockholders' Equity
          Years Ended December 31, 1996 and 1997.....................         12

     Statements of Cash Flows for
          Years Ended December 31, 1996 and 1997.....................         13

Notes to Financial Statements........................................         15

                         REPORT OF INDEPENDENT AUDITORS

Lark Technologies, Inc.
Board of Directors and Stockholders

We have audited the accompanying balance sheet of Lark Technologies, Inc. (the "Company") as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lark Technologies, Inc. at December 31, 1997, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Houston, Texas
February 19, 1998,
except for note 7 as to
which the date is March 13, 1998

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1997

ASSETS
Current assets:
        Cash and cash equivalents .............................     $   626,003
        Accounts receivable ...................................         977,901
        Due from related parties ..............................          56,894
        Work-in-process .......................................          24,007
        Prepaid expenses ......................................          58,515
                                                                    ------------
Total current assets ..........................................       1,743,320

Property and equipment, net ...................................         600,205
Other assets, net .............................................          16,751
                                                                    ------------
Total assets ..................................................     $ 2,360,276
                                                                    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Notes payable .........................................     $   204,273
        Capital lease obligation, current portion .............          46,008
        Accounts payable ......................................         219,894
        Accrued expenses ......................................         243,460
        Customer deposits .....................................         255,353
        Deposits from related parties .........................          91,305
                                                                    ------------
Total current liabilities .....................................       1,060,293

Capital lease obligation, less current portion ................          26,655
                                                                    ------------
Total liabilities .............................................       1,086,948


STOCKHOLDERS' EQUITY
        Preferred stock, $0.001 par value:
             Authorized shares - 2,000,000
             None issued and outstanding
        Common stock, $0.001 par value:
             Authorized shares - 8,000,000
             Issued and outstanding shares - 3,324,046 ........           3,324
        Additional paid-in capital ............................       2,450,754
        Amounts due from stockholders .........................         (15,045)
        Accumulated deficit ...................................      (1,165,705)
                                                                    ------------
Total stockholders' equity ....................................       1,273,328
                                                                    ------------
Total liabilities and stockholders' equity ....................     $ 2,360,276
                                                                    ============

                            SEE ACCOMPANYING NOTES.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS



                                                      Years ended December 31,
                                                     --------------------------
                                                          1996           1997
                                                     --------------------------
Revenue:
        Laboratory Services ......................   $ 4,192,406    $ 4,469,722

Costs and expenses:
        Costs of services ........................     1,850,533      1,896,679
        Sales, general and administrative ........     1,985,193      2,070,838
        Research and development .................       180,742        234,607
                                                     -----------    -----------
Total costs and expenses .........................     4,016,468      4,202,124
                                                     -----------    -----------
Operating income .................................       175,938        267,598

Other income and (expense):
        Interest expense .........................       (38,249)       (24,783)
        Interest income ..........................        24,242         27,522
                                                     -----------    -----------
Total other income (expense) .....................       (14,007)         2,739
                                                     -----------    -----------
Income before income taxes .......................       161,931        270,337

Provision for income taxes .......................          --           27,771
                                                     -----------    -----------
Net income .......................................   $   161,931    $   242,566
                                                     ===========    ===========


Basic and diluted earnings per common share ......   $      0.06    $      0.07
                                                     ===========    ===========

                            SEE ACCOMPANYING NOTES.

                             Lark Technologies, Inc.
                       Statements of Stockholders' Equity

                                                      Common Stock
                                                 ----------------------     Additional    Amounts
                                                   Shares       At Par        Paid-in     due from       Accumulated
                                                 Outstanding     Value        Capital   Stockholders       Deficit          Total
                                                 -----------------------------------------------------------------------------------
Balance at December 31, 1995                       2,118,361    $2,118     $1,418,626    $ (15,000)     $ (1,570,202)    $ (164,458)

    Common stock issued                            1,157,739     1,158        999,694           --                --      1,000,852

    Common stock issued for
          notes due from stockholders                 50,300        50         49,995      (50,045)               --             --
                                                                                                                  --
    Less: amounts received from stockholders              --        --             --       20,000                --         20,000

    Net income                                            --        --             --           --           161,931        161,931


                                                 ----------------------  -----------------------------------------------------------
Balance at December 31, 1996                       3,326,400     3,326      2,468,315      (45,045)       (1,408,271)     1,018,325

    Common stock issued                                  500        --            374           --                --            374
    Less:  Common stock repurchased                   (2,854)       (2)        (4,621)          --                --         (4,623)
    Less:  Amount received from stockholders              --        --             --       30,000                --         30,000
    Less:  Cost of rights offering                        --        --        (13,314)          --                --        (13,314)

    Net income                                            --        --             --           --           242,566        242,566

                                                 ----------------------  -----------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                       3,324,046    $3,324     $2,450,754    $ (15,045)      $(1,165,705)    $1,273,328
                                                 ======================  ===========================================================

                            SEE ACCOMPANYING NOTES.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                            Years ended December 31,
                                                            ------------------------
                                                                 1996         1997
                                                            ------------------------
OPERATING ACTIVITIES
Net income ..............................................   $   161,931    $ 242,566
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities
        Depreciation and amortization ...................       187,418      187,190
        Changes in operating assets and liabilities:
             Accounts receivable ........................      (379,696)    (173,542)
             Work-in-process ............................         1,935       63,208
             Prepaid expenses ...........................       (23,370)     (12,511)
             Other assets ...............................        32,072       (8,129)
             Due from related parties ...................        24,366      (68,775)
             Accounts payable ...........................        36,690      (93,832)
             Accrued expenses ...........................       (52,885)      56,357
             Deposits ...................................        10,817       42,623
                                                            -----------    ---------
Net cash provided by (used in) operating activities .....          (722)     235,155

INVESTING ACTIVITIES
Purchases of property and equipment .....................      (304,722)    (285,891)
                                                            -----------    ---------
Net cash used in investing activities ...................      (304,722)    (285,891)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable .................       189,135         --
Principal payments on notes payable .....................      (246,292)     (38,259)
Proceeds from issuance of common stock ..................     1,000,852          374
Costs to repurchase and retire common stock .............          --         (4,623)
Proceeds from note receivable from stockholder ..........        20,000       30,000
Repayment of debentures payable .........................          --        (45,000)
                                                            -----------    ---------
Net cash provided by (used in) financing activities .....       963,695      (57,508)
                                                            -----------    ---------
Net increase (decrease) in cash and cash equivalents ....       658,251     (108,244)
Cash and cash equivalents at beginning of year ..........        75,996      734,247
                                                            -----------    ---------
Cash and cash equivalents at end of year ................   $   734,247    $ 626,003
                                                            ===========    =========

                            SEE ACCOMPANYING NOTES.

                                                                Years ended  December 31,
                                                                -------------------------
                                                                    1996         1997
                                                                -------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
        Interest .............................................     $37,349     $27,598
        Income taxes .........................................        --       $12,010
Noncash investing activities:
        Capital lease to acquire property and equipment ......        --       $72,663

Noncash financing activities:
        Issuance of common stock for note due from stockholder     $50,045        --

                            SEE ACCOMPANYING NOTES.

                             LARK TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

        Lark Technologies, Inc., a Delaware corporation (the "Company" or "Lark"), was formed on November 16, 1994, as a wholly-owned subsidiary of SuperCorp Inc. ("SuperCorp"), for the purpose of merging with Lark Sequencing Technologies, Inc., a Delaware corporation ("Sequencing"), as outlined in a merger agreement ("Merger Agreement") entered into by SuperCorp and Sequencing on October 28, 1994. The Merger Agreement was approved by SuperCorp on September 5, 1995, and by the stockholders of Sequencing on September 12, 1995. As a consequence of the merger, all of the shares of common and preferred stock of Sequencing were exchanged for 1,800,000 shares of Common Stock of the Company with a par value of $0.001 per share, and the 200,000 shares of Common Stock of the Company held by SuperCorp were distributed to the shareholders of SuperCorp. The Company has succeeded to all of the business previously undertaken by Sequencing. Lark provides specialized laboratory services for DNA sequencing to biotechnology researchers.

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

STOCK OPTIONS

        The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. The proforma disclosures required by FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which established a fair value based method of accounting for stock-based compensation are set forth in Note 9.

EARNINGS PER SHARE

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and where necessary, restated to conform to the Statement 128 requirements.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESEARCH & DEVELOPMENT

        Costs incurred in connection with research and development activities are expensed as incurred. These consist of direct and indirect costs associated with specific research and development projects.

ADVERTISING COSTS

        The Company expenses all advertising costs as incurred. Total advertising expense for the years ended December 31, 1996 and 1997 was approximately $112,000 and $122,000 respectively.

INCOME TAX

        The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statements and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, and Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. These statements, which are effective for periods beginning after December 15, 1997, expand and modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations, or cash flows.

3.  CONCENTRATION OF RISK

        The Company provides laboratory services primarily to major researchers in the United States and Europe. The Company generally requires a deposit of approximately 50% of total anticipated billings prior to commencing work on laboratory service projects. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral on its laboratory services. One customer represents approximately 35% of accounts receivable total at December 31, 1997.

        The Company primarily invests its excess cash in deposits with local banks and, at times, these deposits may exceed federally insured limits. The Company selects depository institutions based upon management's review of the financial stability of the institutions.

4.   ACCOUNTS RECEIVABLE

        The Company has no allowance for doubtful accounts at December 31, 1997 as management believes all accounts receivable are collectible.

5.  PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31, 1997:

Laboratory equipment                                              $1,087,225
Furniture and fixtures                                                63,465
Computer equipment                                                   275,246
Leasehold improvements                                                62,612
                                                              ---------------
                                                                   1,488,548
Less accumulated depreciation and amortization                      (888,343)
                                                              ===============
Property and equipment, net                                         $600,205
                                                              ===============

6.  ACCRUED EXPENSES

        Accrued expenses consisted of the following at December 31, 1997:

Accrued bonuses and commissions                                      $54,262
Accrued payments under sponsored research agreement                   76,195
Accrued audit and tax preparation fees                                33,750
Accrued property taxes payable                                        16,564
Other (individually less than 5% of current liabilities)              62,689
                                                              ===============
                                                                    $243,460
                                                              ===============

7.  DEBENTURES AND NOTES PAYABLE

        At December 31, 1997, the Company had one note payable to a bank with interest at the bank's prime (9.50% at December 31, 1997) plus 1% which was collateralized by accounts receivable, property, and equipment. The note was due on demand and if no demand was made, the note was payable in monthly installments of $3,799 excluding interest. Any unpaid principal on the note was due at maturity on January 30, 1998. The Company paid the note in full on January 26, 1998. The amount outstanding under this note was $5,267 at December 31, 1997.

        At December 31, 1997, the Company had a revolving line of credit with a bank. The terms of the line of credit provided for maximum borrowings of $200,000. Borrowings were to bear interest at the bank's prime rate (9.5% at December 31, 1997) plus 2% and the line of credit expires March 30, 1998. The line of credit was secured by qualified accounts receivable of the Company. At December 31, 1997, the Company had $199,000 outstanding under this line of credit. On March 13, 1998, the Company refinanced its revolving line of credit with another bank and extended the maturity to May 31, 1999. Under the terms of this new revolving line, the Company may borrow up to $600,000 at the bank's prime rate (8.5% at December 31, 1997) plus 1%. The borrowing base for this line of credit is equal to 85% of certain accounts receivable that are no more than 90 days old. On March 13, 1998, the company had a borrowing base of $387,873 against which $199,000 was outstanding. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth.

        On March 13, 1998, the company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the new revolving credit line. Under the terms of this discretionary credit, the company may borrow up to $300,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provides for borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provides for repayment terms up to 36 months and matures on May 31, 1999.

        At December 31, 1996, the Company had subordinated redeemable debentures payable of $45,000 that matured on March 31, 1997, with interest at 8% per year, payable quarterly. During 1997, the Company repaid all of these debentures.

8.  FEDERAL INCOME TAX

        At December 31, 1997, the Company had net operating loss carryforwards of $1,256,000 for income tax purposes that expire in 2000 through 2010. These net operating loss carryforwards may be limited as a result of ownership changes resulting from issuance of common stock. The Company had income tax of $27,771 relating to state income taxes in the current year.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recorded against the Company's net deferred tax assets because of the Company's cumulative loss position.

        Significant components of the Company's deferred tax liability and assets are as follows at December 31, 1997:

Deferred tax assets:
Accumulated depreciation                                     $ 7,314
Net operating loss                                           427,085
Net deferred tax assets                                      434,399
Valuation allowance                                         (434,399)
                                                      ---------------
Deferred taxes                                         $     -
                                                      ===============


        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                        1996                     1997
                                 ------------------       -------------------
                                  Amount    Percent        Amount    Percent
                                 ------     -------       -------    --------
Tax at U.S. statutory rates .... $55,056         34%      $82,472         34%
State income taxes .............  -               0%       27,771         11%
Change in valuation allowance .. (50,199)       (31%)     (37,386)       (15%)
Other ..........................  (4,857)        (3%)     (45,086)       (19%)
                                 ------     -------       -------    --------
                                     $ -          0%      $27,771         11%
                                 ======     =======       =======    ========


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

        The Company applies APB 25 in accounting for the Plan. Because the exercise price of the options was equal to the market value of the stock at the date of grant, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and net income per common share is required by FASB Statement No. 123 as if the Company had accounted for its incentive stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing ("Black-Scholes") model for the 1997 and 1996 options granted with the following weighted average assumptions: (I) risk-free interest rates ranging from 5.65% to 6.51% (ii) a dividend yield of 0% for both years, (iii) volatility factors of the expected market price of the company's common stock of 105% and 114%, respectively, and (iv) a weighted average expected life of three years.

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

        For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of FASB Statement No. 123, the Company's net income and net income per common share would have been adjusted to the pro forma amounts indicated below:

                                           YEAR ENDED DECEMBER 31,
                                ------------------------------------------------
                                        1996                      1997
                                ------------------------------------------------
                                   AS                        AS
                                REPORTED    PRO FORMA     REPORTED     PRO FORMA
                                ------------------------------------------------
Net income                      $161,931    $136,896      $242,566     $189,762

Basic and diluted net income
  per common share                 $0.06       $0.05         $0.07        $0.06

        During 1996 and 1997, the Company issued incentive stock options under the Plan, which had exercise prices equal to the fair market value of the common stock at the date of grant. A summary of the Company's stock options activity and related information follows:

                                               YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------
                                         1996                       1997
                               -------------------------    -----------------------
                                             WEIGHTED                   WEIGHTED
                                             AVERAGE                     AVERAGE
                               OPTIONS    EXERCISE PRICE    OPTIONS  EXERCISE PRICE
                               -------------------------    -----------------------
Outstanding-
   beginning of year .......   29,927        $ 0.32          39,463      $ 0.98
    Granted ................   32,200        $ 1.39         226,800      $ 1.95
    Exercised ..............   21,964        $ 0.61             500      $ 0.75
    Forfeited ..............      700        $ 0.75             800      $ 1.25
                               ------                       -------

Outstanding - end of .......   39,463        $ 0.98         264,963      $ 1.81
   year

Options exercisable at
   year-end ................   26,914                        94,591

Weighted average fair
    value of options
    granted during the
    year ...................   $ 0.99                       $  1.64

        The following summarizes information related to stock options outstanding at December 31, 1997:

                               Options outstanding                Options exercisable
                      --------------------------------------   --------------------------
                                                 Weighted
                                  Weighted        average                     Weighted
    Range of                       average       remaining                    average
    Exercise                      exercise      contractual                   exercise
     Prices           Options       price          life         Options        price
------------------    --------    ----------    ------------   ----------   -------------
                    (in thousands, except per share amounts)
$0.15 - $0.75          26,663     $0.42         6.9 yrs.       26,664       $0.42
$1.55 - $2.45         238,300     $1.97         9.9 yrs        67,927       $1.65
                      --------                                 ----------
                      264,963     $1.81         9.6 yrs.       94,591       $1.30
                      ========                                 ==========

At December 31, 1997, there are 40,521 options available for future grants under the Plan.

LEASES

        The Company leases certain real estate for its corporate office and branch office in the United Kingdom, as well as certain equipment under noncancelable lease agreements which expire at various dates. Total rent expense for all operating leases for the years ended December 31, 1996 and 1997 was $276,519 and $288,445, respectively.

        Future minimum payments under these operating leases are as follows:

Year ending December 31,

        1998                                  $280,580
        1999                                   157,310
                                        ---------------
                                              $437,890
                                        ===============

        During October, 1997, the Company acquired a piece of lab equipment subject to a capital lease. The equipment acquired was recorded at the Company's cost basis of $86,693. Under the terms of the capital lease, the Company is obligated to make a total of 24 payments of $3,515 each and, subject to certain conditions, may purchase the equipment at the end of the lease for a nominal amount. On December 31, 1997, the Company was in the process of setting up and adjusting the machine and had not begun regular operations for that service. Since the machine had not been placed into regular commercial service by December 31, 1997, no depreciation was taken on the machine during 1997. The net present value of all lease payments due under this lease is $72,663. At December 31, 1997, the present value of lease payments due to be paid in 1998 and 1999 were $46,008 and $26,655 respectively.

SALES COMMITMENTS

               During August, 1997, the Company entered into a contract with one customer to perform DNA sequencing services totaling approximately $2,300,000. As of December 31, 1997, approximately $1,350,000 remains on this contract.

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

SPONSORED RESEARCH CONTRACT AND CONSULTING AGREEMENT

        The Company entered into a sponsored research contract on August 1, 1995, whereby the Company is required to fund certain research and development efforts being performed by Baylor College of Medicine ("Baylor"). The research and development is being performed pursuant to the Patent License Agreement described in this Note. The agreement expired on July 31, 1997 and requires the Company to pay Baylor a total of $53,739 annually in monthly installments over the term of the contract. The agreement may be extended for an additional term by mutual written consent and is currently in the process of renewal.

        The Company entered into a related consulting agreement with the Principal Investigator at Baylor. This agreement expired on August 1, 1997 and requires the Company to pay the researcher a total of $24,000 in monthly installments over the term of the contract. The agreement may be extended for an additional term by mutual written consent and is in the process of renewal.

OTHER COMMITMENTS

        In September 1995, the Company entered into a two-year employment agreement with the new President and CEO of the Company providing for a base salary and bonus arrangement. The President and CEO entered into a Restricted Stock Purchase Agreement whereby the President and CEO has purchased 101,452 shares of restricted Common Stock at $.1479 per share, subject to the right of the Company to repurchase a declining portion of such shares should the President and CEO terminate his employment with the Company prior to the expiration of 48 months. In connection with the purchase of the restricted Common stock, the Company received a note from the President and CEO in the amount of $15,000. The note is secured by the restricted stock, is due October 24, 1999, bears simple interest at a variable rate equal to the minimum variable rate permissible to avoid imputed interest and is reflected as a reduction of stockholders' equity until paid.

LITIGATION AND CLAIMS

        The Company is involved in litigation arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

10.  401(K) PLAN

               Effective January 1992, the Company adopted an employee 401(k) retirement plan. Qualified employees may contribute up to 15% of their gross pay to the plan. Employee contributions are limited to amounts established by law. The Company may make matching contributions to the plan as determined by the Board of Directors subject to the limitations under the Internal Revenue Code. The Company made contributions to the plan of $11,870 for the 1996 year and $9,917 for 1997.

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

        TaKaRa has purchased laboratory services, at rates normally charged to third-parties, from the Company totaling approximately $3,775 and $11,902 in 1996 and 1997, respectively. The Company has also provided laboratory services, at rates normally charged to third-parties, to affiliates of stockholders of the Company totaling approximately $29,118 and $66,720 in 1996 and 1997, respectively.

        The Company purchased approximately $108,161 and $ 117,205 of laboratory supplies and other services from affiliates of stockholders of the Company in 1996 and 1997, respectively.

        TaKaRa periodically advances the Company funds to be applied against future laboratory services purchased by TaKaRa. At December 31, 1997, the unearned balance of TaKaRa deposits was $85,565.

        The due from related parties at December 31, 1997 is comprised primarily of amounts due from affiliates of stockholders of the Company for laboratory services rendered to those affiliates.

12.  MAJOR CUSTOMERS

        During 1996, 42% of the Company's revenue was with a single customer and those sales were to a division of the customer located in the United Kingdom During 1997, approximately 21% of the Company's revenue was with a different single customer located in the United States.

13.  SEGMENT INFORMATION

        The proportion of the Company's sales to customers in foreign countries is as follows:

                                            1996       1997
                                            ----       ----
European Community                           49%        12%


Sales to foreign companies are denominated in U.S. dollars.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company has determined, based on available market information and appropriate valuation methodologies, that the value of its financial instruments approximates carrying value. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying amounts of debt approximates fair value because the interest rates under the credit agreement are variable, based on current market. The carrying amount of the capital lease obligation approximates fair value based on rates currently available to the Company.

15.  EARNINGS PER SHARE

        The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                           For the year ending December 31,
                                              -------------------------
                                                    1996        1997
                                              -------------------------
Weighted average common shares outstanding       2,679,710   3,325,773
Dilutive securities - employee stock options        44,773      21,269
                                              -------------------------
Weighted average common shares outstanding
   assuming full dilution                        2,724,483   3,347,042
                                              =========================

        Options to purchase 210,000 shares of common stock at $2.00 per share were outstanding during 1997 but were not included in the computation of diluted earnngs per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

Office Held

PERSON                               OFFICE                      SINCE

Stephen J. Banks, 57                 Director,                   1989(1)
                                     Chairman of the Board       1989(2)

Vincent P. Kazmer, 48                Director,                   1995(1)
                                     President, CEO              1995(2)

George M. Britton, 51                Director                    1989(1)

David A. Lawson, 50                  Director                    1989(1)

Frank Vazquez, 57                    Director,                   1991(1)
                                     Vice-Chairman               1989(2)

James M. Chubb, 50                   Director                    1997(1)

Douglas B. Wheeler, 52               Vice President, Finance
                                     Secretary and Treasurer     1996(2)

Bethany Pimentel, 34                 Vice President of Sales
                                      and Business Development   1995(2)

Raymond A. Vonder Haar, Ph.D., 51    Scientific Director         1993(2)


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

        JAMES M. CHUBB, PH.D., has nearly twenty years experience in the biopharmaceutical industry. He served as President and Director of Aronex Pharmaceuticals, Inc. from 1995 through 1997. From 1990 to 1995, Dr. Chubb was President and Chief Executive Officer of Triplex Pharmaceutical Company. From 1978 to 1990, he held a number of positions with increasing responsibility at Glaxo, Inc., a major pharmaceutical company. At Glaxo, Dr. Chubb headed the anti-infective, respiratory, dermatological, cardiovascular, and gastrointestinal development groups. He held the position of Adjunct Professor at the University of North Carolina College of Pharmacy from 1986 to 1990.

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

                                                              POSITION HELD
PERSON                             OFFICE                        SINCE

David Alan Wall, Ph.D., 35         Senior Scientist,
Laboratory Director(1)             1994

J. D. Kittle, Jr., Ph.D., 39       Director, New Products(1)     1996

Heidi B. Nelson, PhD., 34          Senior Scientist(1)           1997

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

        HEIDI NELSON, PH.D., recently began working for Lark as a Senior Scientist supporting the Company's New Products Division. Prior to joining Lark she worked as a Scientist at Zonagen Pharmaceuticals, Inc. in the Molecular Biology Division. Between 1985 and 1986 Dr. Nelson worked as a technician in an immunology lab at Tufts University. Dr. Nelson graduated with a B.S. in Biology and Russian from Duke University in May of 1985 and obtained her Ph.D. in Cellular and Molecular Biology from the University of Wisconsin-Madison in 1993.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                  Long Term Compensation
                                        --------------------------------------------------------------------------------------
                                                                                      Awards              Payouts
                                                                              -----------------------------------
                                                                              Restricted    Securities
          Name and                                            Other annual      stock       Underlying     LTIP    All other
         principal                       Salary     Bonus     compensation     award(s)    Options/SARs  Payouts  compensation
          position              Year       ($)       ($)           ($)           ($)           (#)         ($)        ($)
------------------------------------------------------------------------------------------------------------------------------
Vincent P. Kazmer(1), (2)
President & CEO                 1997     132,000     4,090                                     95,000
------------------------------------------------------------------------------------------------------------------------------
 Douglas B. Wheeler
Vice President, Finance         1997      75,000     7,415                                     21,500
------------------------------------------------------------------------------------------------------------------------------
Bethany J. Pimentel
Vice President                  1997      84,182    34,749                                     47,500
------------------------------------------------------------------------------------------------------------------------------
Raymond Vonder Haar
Vice President, Science         1997      75,729     2,255                                     45,000
------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Kazmer was elected President, CEO and a director in September, 1995. Significant terms of his employment contract are detailed in Note 9 - "Other Commitments" to the Financial Statements.

(2) As of December 31, 1997, Mr. Kazmer held 141,452 shares of restricted common stock valued at $220,665 based on a closing price of $1.56 on March 30, 1998. These shares vest over a period of four years at a rate of 25,363 per year. It is not anticipated that dividends will be paid for these shares.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                       Number of    Percent of total
                       Securities     options/SARs
                       Underlying      granted to    Exercise or
                      Options/SARs    employees in    base price     Expiration
        Name             granted      fiscal year     ($/Share)         date
-----------------------------------------------------------------------------
Bethany J. Pimentel      2,500         1.00%          $1.55           4/22/07
-----------------------------------------------------------------------------
Raymond Vonder Haar      5,000         2.00%          $1.55           4/22/07
-----------------------------------------------------------------------------
Douglas B. Wheeler       1,500         1.00%          $2.45           4/22/07
-----------------------------------------------------------------------------
Vincent P. Kazmer       95,000         44.00%         $2.00           9/16/07
-----------------------------------------------------------------------------
Douglas B. Wheeler      20,000         9.00%          $2.00           9/16/07
-----------------------------------------------------------------------------
Bethany J. Pimentel     45,000         21.00%         $2.00           9/16/07
-----------------------------------------------------------------------------
Raymond Vonder Haar     40,000         18.00%         $2.00           9/16/07
-----------------------------------------------------------------------------

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

None

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR:

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table describes Security Ownership of Beneficial Owners of more than 5% of the Common Stock of the Company:

                    Name and address                      Amount and nature     Percent of
Title of Class      of beneficial owner                   of beneficial owner    class
------------------------------------------------------------------------------------------
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

The following table describes the Security Ownership of Directors, CEO, and Directors and Executive Officers as a Group:

                    Name and address                      Amount and nature     Percent of
Title of Class      of beneficial owner                   of beneficial owner    class
------------------------------------------------------------------------------------------
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

(2) The Directors and Executive Officers as a group total 8 persons.

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

No reports on Form 8-K were filed during the quarter ending December 31, 1997.

INDEX OF EXHIBITS

        * 2.1    The Agreement of Merger of November 18, 1994, between Lark Technologies,
                 Inc. and Lark Sequencing Technologies, Inc. providing for the merger of Lark
                 Sequencing Technologies, Inc. into the Company.

         *3.1    Bylaws of Lark Technologies, Inc., as amended.

         *3.2    The Certificate of Incorporation of Lark Technologies, Inc., as amended.

         *10.1   1990 Stock Option Plan adopted by the Company.

         *10.2   Agreement between Lark Sequencing Technologies, Inc. and MedProbe, A.S.

         *10.3   Agreement of 12-28-94 between Lark Sequencing Technologies, Inc. and
                 SmithKline Beecham PLC.

         *10.4   Patent License Agreement between Sennes Drug Innovations, Inc. and Lark
                 Sequencing Technologies, Inc.

         **10.5  Form of Warrant Agreement entered into by and between the Company and each of George Britton, David Lawson, Peter Boatright, Homer Peterson, and Larry
                 Peterson.

         **10.6  Lease Agreement and Extensions and Modification of Lease Agreement by and
                 between Lark Sequencing Technologies, Inc. and Lacy Petroleum, Inc.

         ***10.7 Employment Agreement entered into by and between the Company and Vincent
                 Kazmer.

         ***10.8 Restricted Stock Purchase Agreement entered into by and between the Company and Vincent Kazmer.

         ***10.9 Promissory Note entered into by and between the Company and Vincent Kazmer.

        ***10.10 Lease Agreement between Lark Technologies, Inc. and Oakley Commercial (UK).

        ***10.11 Sponsored Research Contract entered by and between the Company and Baylor College of Medicine.

        ***10.12 Consulting Agreement entered into by and between the Company and Olivia
                 Pereira-Smith.

        ****23.1 Consent of independent auditors.

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

**** Filed herewith.

                         CONSENT OF INDEPENDENT AUDITORS

        We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-08847) pertaining to the Lark Sequencing Technologies, Inc. 1990 Stock Option Plan and (Form S-8 No. 333-35675) pertaining to the Lark Technologies, Inc. 1997 Nonqualified Stock Option Plan for Non-Employee Directors of our report dated February 19, 1998, except as to
Note 7 as to which the date is March 13, 1998, with respect to the financial statements of Lark Technologies, Inc. included in the Annual Report (Form 10-KSB) for the year ended December 31, 1997.

                                                   ERNST & YOUNG LLP

Houston, Texas
March 26, 1998

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Lark Technologies, Inc.
                                          (Registrant)

Date     MARCH 30, 1998            /s/ STEPHEN J. BANKS
                                       Stephen J. Banks, Director
                                       Chairman of the Board

Date     MARCH 30, 1998            /s/ VINCENT P. KAZMER
                                       Vincent P. Kazmer, Director
                                       President and Chief Executive Officer

Date     MARCH 30, 1998            /s/ GEORGE M. BRITTON
                                       George M. Britton, Director

Date     MARCH 30, 1998            /s/ DAVID LAWSON
                                       David Lawson, Director

Date     MARCH 30, 1998            /s/ DOUGLAS B. WHEELER
                                       Douglas B. Wheeler
                                       Vice President, Finance