Form 10QSB
period 1998-03-31
LARK TECHNOLOGIES INC
filed 1998-05-11
CIK 942134

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the quarterly period ended March 31, 1998

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|


                     APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 1998, there were 3,324,046 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes |_|  No |X|

================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1998.

Part I      Financial Information (unaudited)
                                                                                                    PAGE
                                                                                                    ----
   Item 1.  Financial Statements

                  Balance Sheet .................................................................     1

                  Statements of Income ..........................................................     2

                  Statements of Cash Flows ......................................................     3

                  Notes to Financial Statements .................................................     4

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations .......................................     7


Part II   Other Information .....................................................................     9

   Item 1.  Legal Proceedings ...................................................................     9

   Item 2.  Changes in Securities ...............................................................     9

   Item 3.  Defaults Upon Senior Securities .....................................................     9

   Item 4.  Submission of Matters to a Vote of Security Holders .................................     9

   Item 5.  Other Information ...................................................................     9

   Item 6.  Exhibits and Reports on Form 8-K ....................................................     9

Signatures ......................................................................................    10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                     March 31,
                                                                       1998
                                                                    -----------
ASSETS                                                              (Unaudited)
Current assets:
    Cash and cash equivalents ................................      $   874,502
    Accounts receivable ......................................          923,597
    Due from related parties .................................            1,525
    Work-in-process ..........................................           14,610
    Prepaid expenses .........................................           61,902
                                                                    -----------
Total current assets .........................................        1,876,136
Property and equipment, net ..................................          695,331
Other assets, net ............................................           16,750
                                                                    -----------
Total assets .................................................      $ 2,588,217
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable ............................................          203,630
    Capital lease obligation, current portion ................           77,224
    Accounts payable .........................................          230,348
    Accrued expenses .........................................          210,454
    Customer deposits ........................................          173,519
    Deposits from related parties ............................           94,159
                                                                    -----------
Total current liabilities ....................................          989,334
Capital lease obligation, less current portion ...............          124,358
                                                                    -----------
Total Liabilities ............................................        1,113,692
Stockholders' equity
    Preferred stock, $0.001 par value:
         Authorized shares - 2,000,000
         None issued and outstanding
    Common stock, $0.001 par value:
         Authorized shares - 8,000,000
         Issued and outstanding shares - 3,324,046 ...........            3,324
    Additional paid-in capital ...............................        2,450,754
    Amounts due from shareholders ............................          (15,045)
    Accumulated deficit ......................................         (964,508)
                                                                    -----------
Total stockholders' equity ...................................        1,474,525
                                                                    -----------
Total liabilities and stockholders' equity ...................      $ 2,588,217
                                                                    ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME

                                                       Three months ended
                                                            March 31,
                                                   ----------------------------
                                                      1997             1998
                                                   -----------      -----------
Revenue:
    Laboratory services ......................     $ 1,109,671      $ 1,378,347

Costs and expenses:
    Costs of services ........................         436,269          541,671
    Sales, general and administrative ........         461,401          594,236
    Research and development .................          62,685           30,368
                                                   -----------      -----------
Total costs and expenses .....................         960,355        1,166,276
                                                   -----------      -----------
Operating income .............................         149,316          212,071

Other income and (expense):
    Interest expense .........................          (7,894)          (7,724)
    Interest income ..........................           7,610            5,849
                                                   -----------      -----------
Total other expense, net .....................            (284)          (1,875)
                                                   -----------      -----------
Income before income taxes ...................         149,032          210,196

Income taxes .................................               0            9,000
                                                   -----------      -----------
Net income ...................................     $   149,032      $   201,196
                                                   ===========      ===========
Basic & diluted earnings per common share ....     $      0.04      $      0.06
                                                   ===========      ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                          Three months ended
                                                               March 31,
                                                         ----------------------
                                                           1997         1998
                                                         ---------    ---------
                                                               (Unaudited)

OPERATING ACTIVITIES
Net income ...........................................   $ 149,032    $ 201,196
Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation and amortization ....................      40,179       50,583
    Changes in operating assets and liabilities:
         Accounts receivable .........................    (166,145)      54,304
         Work-in-process .............................      35,827        9,397
         Prepaid expenses ............................      13,214       (3,387)
         Other assets ................................      (7,930)           0
         Due to/from related parties .................     (11,902)      55,369
         Accounts payable ............................      46,060       10,454
         Accrued expenses ............................       5,907      (21,305)
         Deposits ....................................     (24,473)     (78,980)
                                                         ---------    ---------
Net cash provided by operating activities ............      79,769      277,631

INVESTING ACTIVITIES
Purchases of property and equipment ..................     (70,696)      (2,019)
                                                         ---------    ---------
Net cash used in investing activities ................     (70,696)      (2,019)

FINANCING ACTIVITIES
Principal payments on notes payable ..................     (21,625)     (27,114)
Repayment of debentures payable ......................     (35,000)           0
                                                         ---------    ---------
Net cash used in financing activities ................     (56,625)     (27,114)
                                                         ---------    ---------
Net (decrease) increase in cash and cash equivalents..     (47,552)     248,499
Cash and cash equivalents at beginning of period .....     734,247      626,003
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $ 686,695    $ 874,502
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


3.    DEBENTURES AND NOTES PAYABLE

      On March 13, 1998, the Company refinanced its revolving line of credit with another bank and extended the maturity to May 31, 1999. Under the terms of its revolving line, the company may borrow up to $600,000 at the bank's prime rate (8.5% at March 31, 1998) plus 1%. The borrowing base of this line of credit is equal to 85% of certain accounts receivable that are no more than 90 days old. On March 31, 1998 the Company had a borrowing base of $549,899 against which $199,000 was outstanding. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth.

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

4.    EARNINGS PER SHARE

      The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                               For the year
                                                             ending March 31,
                                                         -----------------------
                                                            1997          1998
                                                         ---------     ---------
Weighted average common shares outstanding .........     3,326,511     3,324,046
Dilutive securities - employee stock options .......        22,440        20,238
                                                         ---------     ---------
Weighted average common shares outstanding
  assuming full dilution ...........................     3,348,951     3,344,374
                                                         =========     =========

      Options to purchase 210,000 shares of common stock at $2.00 per share were outstanding during 1997 and 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

SPONSORED RESEARCH CONTRACT AND CONSULTING AGREEMENT

      The Company entered into a sponsored research contract on August 1, 1995, whereby the Company is required to fund certain research and development efforts being performed by Baylor College of Medicine ("Baylor"). The research and development is being performed pursuant to the Patent License Agreement described in this Note. The agreement expired on July 31, 1997, and required the Company to pay Baylor a total of $53,739 annually in monthly installments of $4,478 over the term of the contract. The agreement may be extended for an additional term by mutual written consent, and is currently in the process of renewal.

      The Company entered into a related consulting agreement with the Principal Investigator at Baylor. This agreement expired on August 1, 1997, and required the Company to pay the researcher a total of $24,000 in monthly installments over the term of the contract. The agreement may be extended for an additional term by mutual written consent, and is currently in the process of renewal.

LITIGATION AND CLAIMS.

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

   o QUANTITATIVE PCR SERVICES. Lark uses Quantitative PCR techniques to measure the distribution and expression of target DNA or RNA in a customer's sample from cultured cells, microorganisms, or tissues such as brain, lung, liver and kidneys.

   o MANUAL DNA SEQUENCING SERVICES. Lark uses manual sequencing techniques for projects that require greater than 99.9% accuracy. These techniques are useful for DNA sequence information that is used for patent applications, FDA submissions or the identification of genetic mutations.

   o MOLECULAR BIOLOGY SERVICES. Lark offers a variety of molecular biology services including library screening, library prescreening, southern blot analysis, subcloning, plasmid preparation and PCR amplification. Lark consults with its customers to customize a broad range of molecular biology projects.

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

RESULTS OF OPERATIONS

     GROSS REVENUES. Gross revenues increased by 24% from $1,109,671 to $1,378,347 for the three month periods ended March 31, 1997 and 1998, respectively. This increase in revenues was attributable to an ongoing project work for a single large customer. This customer accounted for 53% of the revenues for the first quarter of 1998.

     COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 24% from $436,269 to $541,671 for the three month periods ended March 31, 1997 and 1998, respectively. Changes in the mix of projects performed for customers accounted for the increase. Costs of services as a percentage of revenue were 39% for the three month periods ended March 31, 1997 and 1998.

     SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 29% from $461,401 to $594,236 for the three month periods ended March 31, 1997 and 1998, respectively. The increase in expenses was primarily attributable to the bonus paid to employees. Sales, general and administrative expenses as a percentage of revenue were 42% and 43% for the three month periods ended March 31, 1997 and 1998, respectively.

     RESEARCH AND DEVELOPMENT. Research and development costs decreased 52% from $62,685 to $30,368 for the three month periods ended March 31, 1997 and 1998, respectively. The decrease in research and development costs was attributable to decreased spending on the sponcered research agreement. Research and development costs as a percentage of revenue were 6% and 2% for the three month periods ended March 31, 1997 and 1998, respectively.

     VARIABILITY OF FUTURE OPERATING RESULTS. For the first quarter of 1998, the Company continued the trend it started in 1997. The company continues to seek large contracts and diversify its customer base. The Company is continuing to add new services to ensure the financial growth of the Company.

     LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $79,769 and $277,631 for the three month periods ended March 31, 1997 and 1998, respectively. During the first quarter of 1998, the Company paid off its equipment loan.

     On March 13, 1998, the Company refinanced its revolving line of credit with another bank and extended the maturity to May 31, 1999. Under the terms of its revolving line, the company may borrow up to $600,000 at the bank's prime rate (8.5% at March 31, 1998) plus 1%. The borrowing base of this line of credit is equal to 85% of certain accounts receivable that are no more than 90 days old. On March 31, 1998 the Company had a borrowing base of $549,899 against which $199,000 was outstanding. Under the terms of the revolving line of credit agreement the Company is required to maintain certain financial ratios and a specific level of net worth.

     On March 13, 1998 the Company arranged an advised discretionary credit line of the financing of equipment with the same bank used for the new revolving credit line. Under the terms of this discretionary credit, the company may borrow up to $300,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provides for borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provides for repayment terms up to 36 months and matures on May 31, 1999.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ending March 31, 1998.

INDEX OF EXHIBITS
-----------------

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

       10.14(2) The portion of the Minutes of the Executive Session of the
                Meeting of the Board of Directors of the Company held December 8, 1995, establishing and defining the bonus plan for 1996 under which the chief executive officer, chief financial officer, and other employees may receive cash bonuses as part of their compensation.
------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-4 dated August 14, 1995, Commission File No. 33-90424. The exhibit numbering system used in Form S-4 differed from that used in this Form 10-QSB (8a, 2d, 2c, 6b, 6c, 6d-1, and 6f, respectively).

(2) Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended March 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Lark Technologies, Inc.
                                                (Registrant)



Date    MAY 11, 1998                       /s/  VINCENT P. KAZMER
                                                Vincent P. Kazmer
                                         President and Chief Executive Officer

Date    MAY 11, 1998                        /s/ DOUGLAS B. WHEELER
                                                Douglas B. Wheeler
                                                Vice President, Finance