Form 10QSB
period 1998-06-30
LARK TECHNOLOGIES INC
filed 1998-08-14
CIK 942134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the quarterly period ended June 30, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 1998, there were 3,324,046 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes    No  |X|

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1998.





Part I      Financial Information (unaudited)
                                                          PAGE
   Item 1.  Financial Statements

                  Balance Sheet ..........................................1

                  Statements of Income ...................................2

                  Statements of Cash Flows ...............................3

                  Notes to Financial Statements ..........................4

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................6

Part II Other Information ................................................8

   Item 1.  Legal Proceedings ............................................8

   Item 2.  Changes in Securities ........................................8

   Item 3.  Defaults Upon Senior Securities ..............................8

   Item 4.  Submission of Matters to a Vote of Security Holders ..........8

   Item 5.  Other Information ............................................8

   Item 6.  Exhibits and Reports on Form 8-K .............................8

Signatures ...............................................................9

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                      June 30,
                                                                       1998
                                                                   -------------
                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ................................    $  693,754
     Accounts receivable ......................................       920,483
     Due from related parties .................................         1,525
     Work-in-process ..........................................        51,361
     Prepaid expenses .........................................        40,083
                                                                   -------------
Total current assets ..........................................     1,707,206

Property and equipment, net ...................................       746,049
Other assets, net .............................................        16,750
                                                                   =============
Total assets ..................................................    $2,470,005
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .........................................    $  258,929
     Notes payable ............................................       199,000
     Capital lease obligations-current portion ................       163,995
     Accrued expenses .........................................       176,233
     Customer deposits ........................................        67,071
     Deposits from related parties ............................        94,159
                                                                   -------------
Total current liabilities .....................................       959,387

Capital lease obligations-long term portion ...................        26,655

                                                                   -------------
Total Liabilities: ............................................       986,042
Stockholders' equity
     Preferred stock, $0.001 par value:
          Authorized shares - 2,000,000
          None issued and outstanding
     Common stock, $0.001 par value:
          Authorized shares - 8,000,000
          Issued and outstanding shares - 3,324,046 ...........         3,324
     Additional paid-in capital ...............................     2,450,754
     Amounts due from shareholders ............................       (15,045)
     Accumulated deficit ......................................      (955,070)
                                                                   -------------
Total stockholders' equity ....................................     1,483,963
                                                                   -------------
Total liabilities and stockholders' equity ....................    $2,470,005
                                                                   =============


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME

                                                              Three months ended                  Six months ended
                                                                  June 30,                            June 30,
                                                       -----------------------------       ------------------------------
                                                           1997              1998              1997               1998
                                                       -----------        ----------       -----------        -----------
                                                                    (Unaudited)                               (Unaudited)
REVENUE:
     Laboratory Services .......................       $ 1,191,497        $ 998,244        $ 2,301,168        $ 2,376,591

COSTS AND EXPENSES:
     Costs of services .........................           485,221          471,163            921,489          1,012,834
     Sales, general and administrative .........           567,003          495,173          1,028,403          1,089,409
     Research and Development ..................            76,979           20,374            139,664             50,742
                                                       -----------        ---------        -----------        -----------
Total costs and expenses .......................         1,129,203          986,710          2,089,556          2,152,985
                                                       -----------        ---------        -----------        -----------
Operating income ...............................            62,294           11,534            211,612            223,606

OTHER INCOME AND (EXPENSE):
     Interest expense ..........................            (5,783)          (7,457)           (13,677)           (15,180)
     Interest income ...........................             7,565            5,830             15,174             11,679
                                                       -----------        ---------        -----------        -----------
Total other income (expense), net ..............             1,782           (1,627)             1,497             (3,501)
                                                       -----------        ---------        -----------        -----------
Income before income taxes .....................            64,076            9,907            213,109            220,105

Income taxes ...................................                 0              470                  0              9,470
                                                       -----------        ---------        -----------        -----------
Net Income .....................................       $    64,076        $   9,437        $   213,109        $   210,635
                                                       ===========        =========        ===========        ===========

Basic & diluted earnings per common share ......       $      0.02        $   0.003        $      0.06        $      0.06
                                                       ===========        =========        ===========        ===========



SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                            Six months ended
                                                                June 30,
                                                         ---------    ---------
                                                            1997        1998
                                                         ---------    ---------
                                                               (Unaudited)

OPERATING ACTIVITIES
Net income ...........................................   $ 213,109    $ 210,635
Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation and amortization ...................      91,041      113,443
     Compensation expense recognized for
          Accounts receivable ........................    (327,908)      57,418
          Work-in-process ............................     (12,061)     (27,353)
          Prepaid expenses ...........................      27,663       18,432
          Other assets ...............................      (8,129)           0
          Due to/from related parties ................     (11,902)      55,369
          Accounts payable ...........................      10,655       39,035
          Accrued expenses ...........................      50,809      (55,526)
          Deposits ...................................      57,545     (185,428)
                                                         ---------    ---------
Net cash provided by operating activities ............      90,822      226,025

INVESTING ACTIVITIES
Purchases of property and equipment ..................    (122,754)    (115,598)
                                                         ---------    ---------
Net cash used in investing activities ................    (122,754)    (115,598)

FINANCING ACTIVITIES
Principal payments on notes payable ..................     (35,045)     (15,009)
Principal payments on capital lease ..................     (27,667)
Repayment of debentures payable ......................     (35,000)           0
                                                         ---------    ---------
Net cash provided (used) by financing activities .....     (70,045)     (42,676)
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents .    (101,977)      67,751
Cash and cash equivalents at beginning of period .....     734,248      626,003
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $ 632,271    $ 693,754
                                                         =========    =========

NONCASH FINANCING ACTIVITIES:
     Capital lease to acquire equipment ..............        --      $ 143,689


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                             LARK TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION

      Lark Technologies, Inc., a Delaware corporation (the "Company"), was formed on November 16, 1994, as a wholly-owned subsidiary of SuperCorp Inc. ("SuperCorp"), for the purpose of merging with Lark Sequencing Technologies, Inc., a Delaware corporation ("Sequencing"), as outlined in a merger agreement ("Merger Agreement") entered into by SuperCorp and Sequencing on October 28, 1994. SuperCorp approved the Merger Agreement on September 5, 1995 and by the stockholders of Sequencing on September 12, 1995. As a consequence of the merger, all of the shares of common and preferred stock of Sequencing were exchanged for 1,800,000 shares of Common Stock of the Company with a par value of $0.001 per share and the 200,000 shares of Common Stock of the Company held by SuperCorp were distributed to the shareholders of SuperCorp. The Company has succeeded to all of the business previously undertaken by Sequencing. Lark provides specialized laboratory services for DNA sequencing to biotechnology researchers.


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


3.    DEBENTURES AND NOTES PAYABLE

      On March 13, 1998, the Company refinanced its revolving line of credit with a new bank and extended the maturity to May 31, 1999. Under the terms of its revolving line, the company may borrow up to $600,000 at the bank's prime rate (8.5% at June 30, 1998) plus 1%. The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On June 30, 1998 the Company had a borrowing base of $519,787 against which $199,000 was outstanding. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth.

      Also on March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the line of credit described above. Under the terms of this discretionary credit, the Company may borrow up to $300,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provides for the borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provides for repayment terms up to 36 months and matures on May 31, 1999.

4.    EARNINGS PER SHARE

      The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:


                                              For the six months ending June 30,
                                                   1997               1998
Weighted average common shares outstanding:   ---------------------------------
Dilutive securities - employee stock options: .. 3,326,511        3,324,046
                                                    22,440           23,816
Weighted average common shares outstanding .....      --
 assuming full dilution: ....................... 3,348,951        3,347,862
                                              =================================

      Options to purchase 211,500 shares of common stock at $2.00 per share were outstanding during 1997 and 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

5.    DISTRIBUTION AGREEMENT

      Effective January 1, 1996, the Company announced a new service, Differential Display ("DD"). The Company entered into a distribution agreement with a third party, which provided the Company with a significant amount of specialized training and scientific know-how relating to the DD services. The Company agreed to purchase supplies and equipment related to this service exclusively from the third party. The DD services will be sold on an exclusive basis by the third party and its distributor, but Lark can sell the DD services through its own sales force worldwide. The third party will pay the Company an agreed upon transfer price for DD services that the third party or its distributor sells. The Company will pay the third party an agreed upon royalty for DD services that the Company sells.

6.    COMMITMENTS AND CONTINGENCIES

PATENT LICENSE AGREEMENT

      Effective June 15, 1995, the Company entered into an exclusive patent sub-license agreement with another biotech company. The agreement grants to the Company an exclusive license to certain "Licensed Patent Rights" of this third party and requires the Company to perform research and development efforts as defined in the agreement. The Company is required to pay the third party a royalty of 25% to 50% of all consideration the Company receives as a result of sales of licensed products and licensed processes or a sub-license or assignment of the Company's rights under the agreement. If the Company does not meet the research and development milestones as defined in the agreement, or is unable to successfully commercialize the results of the research and development efforts, the agreement will terminate. Otherwise, the agreement will terminate upon the dissolution of the Company or the expiration of the "Licensed Patent Rights". The Company may also terminate the agreement with 60 days written notice to the third party.

LITIGATION AND CLAIMS

      The Company is involved in litigation arising in the ordinary course of business, which in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

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

      Lark is a leading molecular biology CRO providing services to the pharmaceutical and biotechnology industries worldwide. Lark's service portfolio consists of various DNA sequencing and molecular biology services as follows:

o AUTOMATED DNA SEQUENCING SERVICES. Lark applies automated sequencing techniques to generate high throughput DNA sequence and fast turnaround screening information, including genome sequencing projects.

o GENETIC STABILITY TESTING SERVICES. Lark's genetic stability testing services are used to characterize Master Cell Banks, Manufacturers' Working Cell Banks and Post Production Cell Samples from bacterial, yeast and cell cultures. Genetic stability testing is used to analyze a production strain's stability and demonstrate that the expression system has not undergone any mutations or rearrangements that would affect the integrity of the product. This service assists companies producing genetically manufactured products to optimize production yields, determine product purity, and support regulatory submissions. This service was introduced in late 1996.

o QUANTITATIVE PCR SERVICES. Lark uses Quantitative PCR techniques to measure the distribution and expression of target DNA or RNA in a customer's sample from cultured cells, microorganisms, or tissues such as brain, lung, liver, and kidneys.

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

      In 1995 Lark undertook a senescence gene discovery program for its own account. Although several genes were discovered in this program, lack of gene functionality coupled with license issues caused Lark to reduce its funding for this program. Lark continues to work towards license issue resolution and eventual potential sublicense agreements.

RESULTS OF OPERATIONS

      GROSS REVENUES. Gross revenues decreased 16% from $1,191,497 to $998,244.03 for the three-month periods ended June 30, 1997 and 1998, respectively. Gross revenue increased 3% from $2,301,168 to $2,376,590.64 for the six-month periods ended June 30, 1997 and 1998 respectively. The increase in revenue for the first quarter and decrease for the second quarter was due to project work for a single customer. During the second quarter project work for this customer decreased as the contract was completed.

      COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services decreased 3% from $485,221 to $471,163 for the three-month periods ended June 30, 1997 and 1998, respectively. Costs of services increased 10% from $921,489 to $1,012,834 for the six-month periods ended June 30, 1997 and 1998 respectively. Changes in the mix of projects performed for customers accounted for the decrease. Costs of services as a percentage of revenue were 41% and 47% for the three month periods ended June 30, 1997 and 1998, respectively and reflect the effect of a price decrease in 1998.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses decreased 13% from $567,003 to $495,173 for the three-month periods ended June 30, 1997 and 1998, respectively. The decrease in expenses was attributable to reduced bonus accruals and changes in advertising and marketing programs. Sales, general and administrative expenses increased 6% from $1,028,403 to $1,089,409 for the six-month period ended June 30, 1997 and 1998, respectively. Sales, general and administrative expenses as a percentage of revenue were 48% and 50% for the three-month periods ended June 30, 1997 and 1998, respectively.

      RESEARCH AND DEVELOPMENT. Research and development costs decreased 74% from $76,979 to $20,374 for the three month periods ended June 30, 1997 and 1998, respectively. Research and development costs decreased 64% from $139,664 to $50,742 for the six months ended June 30, 1997 and 1998, respectively. The decrease in research and development costs was attributable to decreases in expenditures for the gene senescence project. Research and development costs as a percentage of revenue were 6% and 2% for the three month periods ended June 30, 1996 and 1998, respectively.

      VARIABILITY OF FUTURE OPERATING RESULTS. The Company experienced a significant shift in sources of revenue during the first half of 1998. In 1998 a large portion of the Company's revenue was generated from a single customer. In 1998 the decline in revenue from this customer was the result of completing the contract. The Company continues to seek large contracts and diversify its customer base and product offering to mitigate the impact of single customers. The addition or completion of any single large contract may have a material impact on the Company's revenues.

      LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $90,822 and $226,024 for the six-month periods ended June 30, 1997 and 1998, respectively. During the first quarter of 1998 the Company paid off the $5,272 balance of its equipment loan.

      On March 13, 1998, the Company refinanced its revolving line of credit with another bank and extended the maturity to May 31, 1999. Under the terms of its revolving line, the company may borrow up to $600,000 at the bank's prime rate (8.5% at June 30, 1998) plus 1%. The borrowing base of this line is equal to 80% of certain accounts receivable that are no more than 90 days old. On June 30, 1998 the Company had a borrowing base of $519,787 against which $199,000 was outstanding. Under the terms of the revolving line of credit agreement the Company is required to maintain certain financial ratios and a specific level of net worth.

      On March 13, 1998, the Company arranged an advised discretionary credit line of the financing of equipment with the same bank used for the new revolving credit line. Under the terms of this discretionary credit, the company may borrow up to $300,000 secrued by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provides for borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provides for repayment terms up to 36 months and matures on May 31, 1999.

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

      No reports on Form 8-K were filed during the quarter ending June 30, 1998.

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



                                          Lark Technologies, Inc.
                                                (Registrant)



Date August 14, 1998                        /s/  VINCENT P. KAZMER
     ---------------                      -------------------------
                                                Vincent P. Kazmer
                                        President and Chief Executive Officer

Date August 14, 1998                        /s/ DOUGLAS B. WHEELER             .
     ---------------                      -------------------------
                                                Douglas B. Wheeler
                                              Vice President, Finance