Form 10QSB
period 1998-09-30
LARK TECHNOLOGIES INC
filed 1998-11-13
CIK 942134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.      Yes   No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 1998, there were 3,319,546 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No  |X|

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998.





Part I      Financial Information (unaudited)
                                                                            PAGE
   Item 1.  Financial Statements

                  Balance Sheet ...........................................    1

                  Statements of Income ....................................    2

                  Statements of Cash Flows ................................    3

                  Notes to Financial Statements ...........................    4

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations .................    7

Part II  Other Information ................................................    9

   Item 1.  Legal Proceedings .............................................    9

   Item 2.  Changes in Securities .........................................    9

   Item 3.  Defaults Upon Senior Securities ...............................    9

   Item 4.  Submission of Matters to a Vote of Security Holders ...........    9

   Item 5.  Other Information .............................................    9

   Item 6.  Exhibits and Reports on Form 8-K ..............................    9

Signatures ................................................................   10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
              (UNAUDITED INTERIM FINANCIAL STATEMENTS-CONFIDENTIAL)

                                                                         September 30,
                                                                             1998
                                                                          -----------
                                                                          (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents ...................................   $   589,822
          Accounts receivable .........................................       699,081
          Due from related parties ....................................         1,525
          Work-in-process .............................................        59,353
          Prepaid expenses ............................................        93,584
                                                                          -----------
Total current assets ..................................................     1,443,365

Property and equipment, net ...........................................     1,055,401
Other assets, net .....................................................        16,750
                                                                          ===========
Total assets ..........................................................   $ 2,515,516
                                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
          Accounts payable ............................................   $   327,182
          Notes payable ...............................................       237,776
          Capital lease obligations-current portion ...................       288,323
          Accrued expenses ............................................       176,123
          Customer deposits ...........................................       119,884
          Deposits from related parties ...............................        94,159
                                                                          -----------
Total current liabilities .............................................     1,243,447

Capital lease obligations-long term portion ...........................       203,503
                                                                          -----------
Total Liabilities: ....................................................     1,446,950

Stockholders' equity
          Preferred stock, $0.001 par value:
               Authorized shares - 2,000,000
               None issued and outstanding
          Common stock, $0.001 par value:
               Authorized shares - 8,000,000
               Issued shares:3,324,046 and outstanding shares:3,319,546         3,324
          Additional paid-in capital ..................................     2,450,754
          Treasury Stock @ Cost .......................................        (4,946)
          Amounts due from shareholders ...............................       (15,045)
          Accumulated deficit .........................................    (1,365,521)
                                                                          -----------
Total stockholders' equity ............................................     1,068,566
                                                                          -----------
Total liabilities and stockholders' equity ............................   $ 2,515,516
                                                                          ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
              (UNAUDITED INTERIM FINANCIAL STATEMENTS-CONFIDENTIAL)

                                                                             Three months ended              Nine months ended
                                                                                September 30,                  September 30,
                                                                         --------------------------    --------------------------
                                                                            1997           1998           1997           1998
                                                                         -----------    -----------    -----------    -----------
                                                                                (Unaudited)                 (Unaudited)
REVENUE:
           Laboratory Services .......................................   $ 1,006,421    $   678,333    $ 3,307,589    $ 3,054,924

COSTS AND EXPENSES:
           Costs of services .........................................       431,645        417,876      1,353,135      1,430,709
           Sales, general and administrative .........................       527,021        643,282      1,555,425      1,732,691
           Research and Development ..................................        51,200         29,595        190,864         80,338
                                                                         -----------    -----------    -----------    -----------
Total costs and expenses .............................................     1,009,866      1,090,753      3,099,424      3,243,738
                                                                         -----------    -----------    -----------    -----------
Operating income (Loss) ..............................................        (3,445)      (412,420)       208,165       (188,814)

OTHER INCOME AND (EXPENSE):
           Interest expense ..........................................       (11,028)       (14,266)       (24,704)       (29,446)
           Interest income ...........................................         7,457          6,765         22,631         18,444
                                                                         -----------    -----------    -----------    -----------
Total other income (expense), net ....................................        (3,571)        (7,501)        (2,073)       (11,002)
                                                                         -----------    -----------    -----------    -----------
Income (Loss) before income taxes ....................................        (7,016)      (419,921)       206,092       (199,816)

Income taxes .........................................................        21,127         (9,470)        21,127              0
                                                                         -----------    -----------    -----------    -----------
NET INCOME (LOSS): ...................................................   $   (28,143)   $  (410,451)   $   184,965    ($  199,816)
                                                                         ===========    ===========    ===========    ===========
Net Income (Loss) per common share-
           Basic & diluted: ..........................................   $     (0.01)   $     (0.12)   $      0.06    ($     0.06)
                                                                         ===========    ===========    ===========    ===========
Weighted average number of common
           or equivalent shares outstanding ..........................     3,346,391      3,340,075      3,347,391      3,342,892
                                                                         ===========    ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
              (Unaudited Interim Financial Statements-Confidential)

                                                                                            Nine months ended
                                                                                                September 30,
                                                                                         ----------------------
                                                                                           1997          1998
                                                                                         ---------    ---------
                                                                                         (Unaudited)
OPERATING ACTIVITIES
Net income (Loss) ....................................................................   $ 184,965    ($199,816)
Adjustments to reconcile net income
   to net cash provided by operating activities
          Depreciation and amortization ..............................................     127,167      177,462
          Changes in operating assets and liabilities:
               Accounts receivable ...................................................    (217,796)     278,820
               Work-in-process .......................................................     (69,368)     (35,346)
               Prepaid expenses ......................................................     (13,725)       8,552
               Other assets ..........................................................      (1,023)           0
               Due to/from related parties ...........................................     (11,902)      55,369
               Accounts payable ......................................................     (52,341)     107,288
               Accrued expenses ......................................................      49,913       (2,067)
               Deposits ..............................................................     156,550     (132,615)
                                                                                         ---------    ---------
Net cash provided by operating activities ............................................     152,440      257,647

INVESTING ACTIVITIES
Purchases of property and equipment ..................................................    (209,967)    (169,475)
                                                                                         ---------    ---------
Net cash used in investing activities ................................................    (209,967)    (169,475)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable ..............................................      27,424         --
Principal payments on notes payable ..................................................     (60,377)     (24,947)
Principal payments on capital leases .................................................        --        (94,462)
Repayment of debentures payable ......................................................     (35,000)        --
Purchase Treasury shares of common ...................................................      (4,621)      (4,945)
Proceeds from repayments of stockholder loans ........................................      30,000         --
                                                                                         ---------    ---------
Net cash used in financing activities ................................................     (42,574)    (124,354)
                                                                                         ---------    ---------
Net decrease in cash and cash equivalents ............................................    (100,101)     (36,182)
Cash and cash equivalents at beginning of period .....................................     734,248      626,003
                                                                                         ---------    ---------

Cash and cash equivalents at end of period ...........................................   $ 634,147    $ 589,821
                                                                                         =========    =========

NONCASH FINANCING ACTIVITIES:
          Capital leases to acquire equipment ........................................        --      $ 463,183
          Insurance Note Payable .....................................................        --         43,620

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION

      Lark Technologies, Inc., a Delaware corporation (the "Company"), was formed on November 16, 1994, as a wholly-owned subsidiary of SuperCorp Inc. ("SuperCorp"), for the purpose of merging with Lark Sequencing Technologies, Inc., a Delaware corporation ("Sequencing"), as outlined in a merger agreement ("Merger Agreement") entered into by SuperCorp and Sequencing on October 28, 1994. SuperCorp approved the Merger Agreement on September 5, 1995 and by the stockholders of Sequencing on September 12, 1995. As a consequence of the merger, all of the shares of common and preferred stock of Sequencing were exchanged for 1,800,000 shares of Common Stock of the Company with a par value of $0.001 per share and the 200,000 shares of Common Stock of the Company held by SuperCorp were distributed to the shareholders of SuperCorp. The Company has succeeded to all of the business previously undertaken by Sequencing. Lark provides specialized molecular biology contract research services to pharmaceutical and biotechnology researchers.

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

3.    DEBENTURES AND NOTES PAYABLE

      On March 13, 1998, the Company refinanced its revolving line of credit with a new bank and extended the maturity to May 31, 1999. Under the terms of its revolving line, the company may borrow up to $600,000 at the bank's prime rate (8.25% at September 30, 1998) plus 1%. The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On September 30, 1998 the Company had a borrowing base of $363,614 against which $199,000 was outstanding. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth.

      At September 30, 1998, the Company was not in compliance with certain financial ratios required by the terms of the revolving line of credit. The Company requested and was granted by the bank a waiver to the required financial ratios through December 31, 1998.

      Also on March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the line of credit described above. Under the terms of this discretionary credit, the Company may borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provides for the borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provides for repayment terms up to 36 months and matures on May 31, 1999.

4.    EARNINGS PER SHARE

      The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                           FOR THE NINE MONTHS
                                                           ENDING SEPTEMBER 30,
                                                         -----------------------
                                                            1997          1998
                                                         ---------     ---------
Weighted average common shares outstanding: ........     3,326,363     3,323,755
Dilutive securities - employee stock options: ......        22,250        19,137
                                                         ---------     ---------
Weighted average common shares outstanding
 assuming full dilution: ...........................     3,348,613     3,342,892
                                                         =========     =========

      Options to purchase 211,500 shares of common stock at $2.00 per share were outstanding during 1997 and 1998. However they were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

5.    DISTRIBUTION AGREEMENT

      Effective January 1, 1996, the Company announced a new service, Differential Display ("DD"). The Company entered into a distribution agreement with a third party, which provided the Company with a significant amount of specialized training and scientific know-how relating to the DD services. The Company agreed to purchase supplies and equipment related to this service exclusively from the third party. The DD services will be sold on an exclusive basis by the third party and its distributor, but Lark can sell the DD services through its own sales force worldwide. The third party will pay the Company an agreed upon transfer price for DD services that the third party or its distributor sells. The Company will pay the third party an agreed upon royalty for DD services that the Company sells. This agreement expires December 31, 1998.

      On October 22, 1998, the Company announced the initiation of a sales agreement with Sanbio b.v. of The Netherlands. The agreement establishes Sanbio as sales representative for The Netherlands, Belgium, and Luxembourg on an exclusive basis and Germany on a non-exclusive basis. Sanbio will represent all of the Company's molecular biology services in these territories.

6.    COMMITMENTS AND CONTINGENCIES

STOCK OPTIONS

      On September 16, 1997, the Company issued stock options to certain members of management for 200,000 shares under the company's Incentive Stock Option Plan with an exercise price of $2.00 per share. These options vest in four and one half years and contain provisions for earlier vesting if certain performance goals are met.

      During September 1997, the company set up a nonqualified stock option plan for its non-employee directors. On September 16, 1997, the Company issued stock options to its non-employee directors, which totaled 10,000 shares with an exercise price of $1.51 per share. These options vest twenty five percent per year such that they are fully vested in four years. On July 20, 1998, the Company issued stock options to its non-employee directors, which totaled 5,000 shares with an exercise price of $1.55 per share.

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

      On October 6, 1998, the Company announced the restructuring of its senescence technology development program. Sennes Drug Innovations, Inc., the Company's licensor for the senescence technology, which originated with a third party, recently appointed a new president. This appointment was allowed by the settlement of various technology transfer issues between the third party and Sennes. This new president will represent the Sennes technologies, including the senescence gene technology licensed to the Company, to third parties. The Company's license for senescence technologies remains intact.


      The senescence technology includes genes involved in regulating the four senescence gene pathways. Senescence is the normal physiological process that controls cellular immortality. Immortal cells are closely related to cancer and can add insights into aging and abnormal development.

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

      Lark is a leading molecular biology CRO providing services to the pharmaceutical and biotechnology industries worldwide. Lark's service portfolio consists of various DNA sequencing and molecular biology services as follows:

o AUTOMATED DNA SEQUENCING SERVICES. Lark applies automated sequencing techniques to generate high throughput DNA sequence and fast turnaround screening information, including genome-sequencing projects.

o GENETIC STABILITY TESTING SERVICES. Lark's genetic stability testing services are used to characterize Master Cell Banks, Manufacturers' Working Cell Banks and PostProduction Cell Samples from bacterial, yeast and cell cultures. Genetic stability testing is used to analyze a production strain's stability and demonstrate that the expression system has not undergone any mutations or rearrangements that would affect the integrity of the product. This service assists companies producing genetically manufactured products to optimize production yields, determine product purity, and support regulatory submissions. This service was introduced in late 1996.

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

RESULTS OF OPERATIONS

      GROSS REVENUES. Gross revenues decreased 33% from $1,006,421 to $678,333 for the three-month periods ended September 30, 1997 and 1998, respectively. Gross revenues decreased 8% from $3,307,589 to $3,054,924 for the nine-month periods ended September 30, 1997 and 1998, respectively. This decrease in revenues for the quarter was attributable to a decrease in new customer accounts for automated sequencing services provided by the Company. The decrease in revenues for the nine-month period was attributable to a decrease in project work for a single large customer. Increases in project work for other customers for automated sequencing, molecular biology and genetic stability testing services partially offset the impact of the single customer.

      COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services decreased 3% from $431,645 to $417,876 for the three month periods ended September 30, 1997 and 1998, respectively, and increased 6% from $1,353,135 to $1,430,709 for the nine month periods ended September 30, 1997 and 1998, respectively. Lower volume accounted for the decrease. However, service costs are not entirely variable and the lower volume meant a higher percentage cost of sales. Costs of services as a percentage of revenue were 43% and 62% for the three month periods ending September 30, 1997 and 1998, respectively, and 41% and 47% for the nine month periods ending September 30, 1997 and 1998, respectively.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 20% from $527,021 to $634,282 for the three month periods ended September 30, 1997 and 1998, respectively, and increased 11% from $1,555,425 to $1,732,691 for the nine month periods ended September 30, 1997 and 1998, respectively. The increase in expenses was attributable to costs incurred in the three-month period to open the new U.K. laboratory. Sales, general and administrative expenses as a percentage of revenue were 52% and 95% for the three month periods ending September 30, 1997 and 1998, respectively, and 47% and 57% for the nine month periods ended September 30, 1997 and 1998, respectively

      RESEARCH AND DEVELOPMENT. Research and development costs decreased 42% from $51,200 to $29,595 for the three month periods ended September 30, 1997 and 1998, respectively, and 58% from $190,864 to $80,338 for the nine month periods ended September 30, 1997 and 1998, respectively. The decrease in research and development costs was attributable to decreases in expenditures for the gene senescence project. Research and development costs as a percentage of revenue were 5% and 4% for the three month periods ended September 30, 1997 and 1998, respectively, and 6% and 3% for the nine month periods ended September 30, 1997 and 1998, respectively.

      VARIABILITY OF FUTURE OPERATING RESULTS. During the first half of 1997 and 1998, a large portion of the Company's revenue was generated from two different large customers. In 1997, the decline in revenue from one customer was largely offset by revenue from a diverse group of other customers. In 1998, the decline in revenue resulted from a decline in revenue from a different large customer combined with lower over all sales volumes from all customers. The addition or completion of any single large contract may have a material impact on the Company's revenues.

      LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $152,440 and $257,648 for the nine-month periods ended September 30, 1997 and 1998, respectively. During the first quarter of 1998, the Company paid off the $5,272 balance of its equipment loan.

      On March 13, 1998, the Company refinanced its revolving line of credit with another bank and extended the maturity to May 31, 1999. Under the terms of its revolving line, the company may borrow up to $600,000 at the bank's prime rate (8.25% at September 30, 1998) plus 1%. The borrowing base of this line is equal to 80% of certain accounts receivable that are no more than 90 days old. On September 30, 1998 the Company had a borrowing base of $363,614 against which $199,000 was outstanding. Under the terms of the revolving line of credit agreement the Company is required to maintain certain financial ratios and a specific level of net worth.

      On March 13, 1998, the Company arranged an advised discretionary credit line of the financing of equipment with the same bank used for the new revolving credit line. Under the terms of this discretionary credit, the company may borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings.

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

      No reports on Form 8-K were filed during the quarter ending September 30, 1998.

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


                                          Lark Technologies, Inc.
                                                (Registrant)



Date November 13, 1998                      /S/ VINCENT P. KAZMER.
                                                Vincent P. Kazmer
                                          President and Chief Executive Officer

Date November 13, 1998                      /S/ DOUGLAS B. WHEELER.
                                                Douglas B. Wheeler
                                                Vice President, Finance