Form 10KSB40
period 1998-12-31
LARK TECHNOLOGIES INC
filed 1999-04-01
CIK 942134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934          For the fiscal year ended December
            31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues for the fiscal year ending December 31, 1998 were $4,089,050.

The aggregate market value of the voting stock held by non-affiliates is $1,916,196 based on a closing price of $.68 on December 31, 1998.

               APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.      Yes   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 1998, there were 3,319,546 shares of Common Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Small Business Disclosure Format (Check one):   Yes   No  |X|

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-KSB
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

Part I                                                                      PAGE
                                                                            ----
   Item 1.  Description of Business .......................................    1

   Item 2.  Description of Property .......................................    6

   Item 3.  Legal Proceedings .............................................    6

   Item 4.  Submission of Matters to a Vote of Security Holders ...........    6


Part II

   Item 5.  Market for Common Equity and Related Stockholder Matters ......    6

   Item 6.  Management's Discussion and Analysis ..........................    7

   Item 7.  Financial Statements ..........................................   11

                  Balance Sheet ...........................................   13

                  Statements of Operations ................................   14

                  Statements of Cash Flows ................................   16

                  Notes to Financial Statements ...........................   18

   Item 8.  Changes in and Disagreements with Accountants
            on Accounting and Financial
            Disclosure ....................................................   28

Part III

   Item 9.  Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act ....   28

   Item 10. Executive
            Compensation ..................................................   32

   Item 11. Security Ownership of Certain Beneficial Owners and
            Management ....................................................   33

   Item 12. Certain Relationships and Related
            Transactions ..................................................   35

   Item 13. Exhibits and Reports on Form 8-K ..............................   36

Signatures ................................................................   38

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

      BUSINESS OF LARK. Lark believes it is a leader in providing contract molecular biology services to the pharmaceutical, biotechnology and agbio industries. Lark's services are used worldwide by research organizations and drug development institutions. Lark's contract research service portfolio consists of over a hundred different molecular biology services in the areas of Nucleic Acid Extraction Services, DNA Sequencing Services, Genetic Stability Testing Services, Gene Expression and Detection Services, and Custom Molecular Biology Services.

   o NUCLEIC ACID EXTRACTION SERVICES. Lark either extracts and purifies the nucleic acids from its clients' samples or receives them already prepared by its clients. Lark uses a variety of extraction procedures to analyze DNA and/or RNA from blood, tissue, and other body fluids as well as, bacterial, plant and cell culture samples. The Company has established the Good Laboratory Practices (GLPs) facilities and personnel training necessary to extract nucleic acids from human and animal origins.

   o DNA SEQUENCING SERVICES. Lark has assembled a breadth of DNA sequencing services to meet a variety of end user applications. The Company has extensive expertise in DNA sequencing and has incorporated multiple sequencing technologies into its laboratory to accommodate both high throughput and high complexity projects. Depending upon the nature of a project Lark will develop an optimal sequencing strategy to generate consistent, high quality sequence data for use in applications spanning research to FDA submissions.

            HIGH VOLUME SEQUENCING SERVICES. Lark's high volume sequencing services involve sequencing thousands of selected clones from a genomic or expressed sequence tag (EST) library utilizing high throughput automated systems. The libraries are provided by the customers and usually consist of clones from a specific genome of interest.

            LARGE SCALE GENOMIC SEQUENCING SERVICES. Lark constructs libraries from a variety of genomic constructs and assembles them into full length sequences. Lark applies a shotgun strategy to randomly produce plasmid clones from cosmids, bacterial artificial chromosomes (BACs) and phage artificial chromosomes (PACs) to sequence using automated sequencing capabilities. The Company assembles these random fragments into a consensus sequence and closes any missing sequence applying gap sequencing strategies.

            FAST TURNAROUND SEQUENCING SERVICES. Lark has a fast turnaround sequencing team dedicated to providing high accuracy double or single strand sequence information to clients on selected clones of interest in a short timeframe. Clients use these services to obtain complete sequence information on specific clones or regions of interest and as a way to confirm initial sequence information. Typically these services have a two to ten day turnaround time depending upon the size of the clone to be sequenced.

  o GENETIC STABILITY TESTING SERVICES. Lark assists clients in meeting the regulatory guidelines established for development of certain genetically-engineered biotechnology products. Lark analyzes and provides a comprehensive report on the genetic integrity of cell banks used to produce recombinant proteins, monoclonal antibodies, gene therapy, and vaccine products.

            FDA SEQUENCING. Lark's FDA sequencing service generates 100% accurate DNA sequence verification for a sequence region of interest. Usually, Lark sequences the insert and flanking regions of the sequence to be expressed to confirm no modifications have occurred to the sequence during the cell banking and production process.

            COPY NUMBER. Lark uses various copy number analysis methods to monitor the number of gene expression constructs contained in a cell throughout the product production process.

            INSERTION NUMBER. Lark uses molecular analysis techniques to determine the insertion number of target sequences used to express certain products in mammalian cell banks. The insertion number is used to measure the stability of a eucaryotic cell bank.

            RESTRICTION ENZYME ANALYSIS. Lark performs restriction enzyme analysis on prokaryotic and eucaryotic cell banks to determine if any unexpected genetic rearrangements have occurred in the expression construct. The analysis supports confirmation of the stability of a cell bank throughout the pre and post production process.

            PLASMID LOSS DETECTION. Lark has developed assays to detect the percentage of cells in a cell bank which are missing product producing plasmid systems. Increases in plasmid loss may be indicative of instability and inefficiencies in the target cell bank.

            PHAGE DETECTION. Phage are bacterial viruses which can kill or alter the bacterium's growth cycle or expression levels. Lark's phage detection service is designed to detect contamination of a prokaryotic cell bank by either lysogenic or lytic phage.

  o GENE EXPRESSION AND DETECTION SERVICES. Lark offers several services to assist its clients in ascertaining the biological role of a gene by determining if, when and at what level a gene is being expressed in a variety of samples of interest. These services are important in identifying novel genes, confirming the validity of a gene as a drug target, and monitoring a target gene through the product development process. The Company believes these services are highly complementary to genomic research.

            DIFFERENTIAL DISPLAY ANALYSIS. Lark uses differential display analysis methods to determine differences in gene expression between control samples and one or more test samples. Lark's method utilizes specific DNA amplification procedures to display variances in gene expression patterns between control and test samples.

            QUANTITATIVE POLYMERASE CHAIN REACTION (QPCR). Lark's QPCR service is used for highly accurate gene sequence detection. This method analyzes the distribution and expression of target DNA or RNA in a high throughput format. The service has applications in biotechnology product development including gene therapy distribution and expression analysis, drug response studies, mutation detection, and expression system development.

  o CUSTOM MOLECULAR BIOLOGY SERVICES. Lark offers a variety of custom services.

            MANUAL SEQUENCING. Lark uses manual sequencing techniques for FDA sequencing and complex sequencing projects. Lark utilizes manual sequencing to support its automated DNA sequencing services when accuracy and/or coverage has been guaranteed as part of a service. Manual sequencing methods use radioisotopes and Lark maintains licenses to use isotopes.

            SUBCLONING. Subcloning is a procedure used to transfer a DNA region of interest into a vector that is more suitable for procedures such as DNA sequencing and gene expression. Lark provides a strategy and services for subcloning a variety of different sequence fragments, including PCR products, into standard vector systems.

            LIBRARY SCREENING. Lark uses gene fragments to screen a customer's library of clones and isolate the full length cDNA of interest. Lark also provides services to search a library to find homologous genes in related species or isolate the genomic equivalent of a cDNA.

            POLYMERASE CHAIN REACTION (PCR). Lark uses PCR techniques to amplify a specific sequence of interest to a customer from plasmid, viral, or genomic DNA. Lark also has the expertise to provide reverse transcriptase PCR for amplification of an RNA product.

            DNA PREPARATION. Lark provides services to prepare plasmid DNA or phage DNA on a large-scale basis for its customers.

      Previously, Lark had also undertaken a senescence gene discovery program for its own account. In 1995, the Company obtained exclusive rights to senescence gene technology developed at Baylor College of Medicine ("Baylor"), subject to third party royalty rights and development obligations. Senescence is the final stage of cellular aging when a cell ceases to divide but remains viable. The genes which control this process regulate cell immortality. The major disease target for this gene technology is cancer. Animal studies have demonstrated the ability of this technology to reduce tumor growth at statistically significant levels. Lark is currently pursuing the licensing of this technology through the activities of Sennes Drug Innovations.

      BUSINESS STRATEGY. The Company plans to expand its leadership position as a high quality molecular biology Contract Research Organization (CRO) on a global basis by, 1) capitalizing on its current customer base and leveraging its high level of repeat business, 2) growing its existing molecular biology service business to support the high growth genomics industry, 3) establishing a broad range of molecular biology services to meet expanding outsourcing needs of large pharmaceutical clients, and 4) applying its molecular biology service expertise to new and expanding market opportunities.

  o CAPITALIZE ON THE CURRENT CUSTOMER BASE AND LEVERAGE REPEAT BUSINESS. The Company has significant relationships with a number of leading biotechnology companies and has served 18 of the 20 largest pharmaceutical companies. The Company has also attained a high level repeat business. Lark believes it can further capitalize on its commercial relationships by enhancing its direct sales force and applying an account focused approach to its selling process.

  o GROW EXISTING SERVICE BUSINESS TO SUPPORT HIGH GROWTH GENOMICS INDUSTRY. The Company has established four product lines which support genomics-based research and development efforts 1) Nucleic Acid Extraction Services, 2) DNA Sequencing Services, 3) Gene Expression Services, and 4) Gene Detection Services. Within each of these product lines are specific services designed to meet specific project needs. Through the Company's interactions with clients and awareness of the industry, Lark has identified future services to add to these product lines in further support of its client's genomics programs.

 o ESTABLISH BROAD RANGE OF MOLECULAR BIOLOGY SERVICES TO SUPPORT EXPANDING OUTSOURCING NEED. A factor which influences Lark's new products program is the requests made by Lark's clients for specific new services. Lark believes the number of new services it will introduce will be significantly impacted by the expanding outsourcing needs of its client-base. By assemblying a portfolio of automated, molecular biology services the Company believes it will be able to decrease its clients product development timelines. Many of Lark's contractual arrangements are customized proposals composed of a number of individual services integrated into a production-oriented format. The Company plans to continue to introduce high throughput approaches to accelerate its client's abilities to efficiently analyze multiple samples.

 o MOLECULAR BIOLOGY SERVICES FOR NEW AND EXPANDING MARKET OPPORTUNITIES. The Company believes that molecular biology has applications extending beyond the classical biopharmaceutical industry. Lark has identified the agricultural biotechnology markets as a new and expanding opportunity for its molecular biology services. Lark has developed a sales program to penetrate the fast-growing agbio sector of the biotechnology industry and has initiated several contracts for agbio customers.

      MARKET OVERVIEW AND COMPETITION.

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

      The Company markets its services through advertisements in biological and pharmaceutical journals, presentations to potential clients, attendance at trade shows and scientific conferences, and client referrals. The Company's sales staff in the United States and in its European branch office is compensated with base salaries and commissions based on performance. The Company also has a distributor covering the Benelux area in Europe.

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

      PATENTS AND PROPRIETARY TECHNOLOGY. The Company actively seeks patent protection in the U.S. and in significant foreign countries for inventions and technologies for which it deems such protection commercially advisable. In connection with its senescence gene discovery program, the Company currently has licensed rights to one (1) issued U.S. patent and one (1) U.S. patent application and shared ownership in another patent application. The Company believes that this patent protection is important to its senescence technology, but not essential to the overall success of the Company. The Company can make no assurances that these applications will be approved, that similar patents have not been or will not be issued, or that any patent issued to the Company will not be circumvented or infringed. In connection with its senescence gene discovery program, the Company is subject to certain performance and royalty arrangements as described in Note 9 of the financial statements.

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

      The Company is, by nature of its work, privy to certain confidential information of its customers. In order to attract and maintain clients the Company enters into confidentiality agreements with its customers as both parties deem appropriate. There can be no assurance that such confidential information will not be disclosed or that similar trade secrets or expertise will not be independently developed, or that access to such information could not be gained inadvertently.

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

      EMPLOYEES. As of December 31, 1998, the Company had a total of 40 full time employees of which 32 were based in the US and 8 were based in the UK. The Company believes that its employee relations are good, but can make no assurances that it will continue to be able to attract and retain qualified employees. The Company also has engaged the services of consultants when appropriate.

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


ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases 12,482 square feet of office and laboratory space for its corporate headquarters in Houston, Texas pursuant to a lease which expires on September 30, 1999. The Company also leases office space for its European branch office. The European branch office, originally located in Hove, England, was moved to Saffron Walden, England in March, 1996 pursuant to a lease which expires on May 31, 2000. Future amounts due under the terms of these leases are detailed in Note 9 - "Commitments and Contingencies - Leases" of the financial statements. The Company carries commercial insurance which it deems sufficient to cover loss of lab equipment or occupancy privileges.


ITEM 3. LEGAL PROCEEDINGS

      None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company has been eligible to be quoted on the Nasdaq Bulletin Board system under the symbol LDNA since the fourth quarter of 1995. As reported by America On Line, the high and low bids for each quarter of 1997 and 1998 are shown on the following table. These bids reflect the price paid by the buyer, and do not include the commission withheld by the broker(s).

STOCK PRICES
                                     1997              1998
                               ---------------   ---------------
                                 HIGH    LOW       HIGH    LOW
                                 ----    ---       ----    ---
  Quarter Ending March 31,      $2.56   $1.50     $1.94  $1.25
  Quarter Ending June 30,       $1.56   $1.06     $2.00  $1.50
  Quarter Ending September 30,  $2.50   $1.31     $1.56  $0.75
  Quarter Ending December 31,   $2.38   $1.25     $0.81  $0.63

      As of December 31, 1998, there were approximately 2,026 holders of record of the Common Stock.

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

      OVERVIEW. The Company's revenues are derived through provision of DNA sequencing and related molecular biology services to researchers in the pharmaceutical, biotechnology, agritechnology and related industries. Quarterly fluctuations in revenues arise primarily from variations in contract status with customers. In addition, the majority of customer projects are individual orders for specific projects ranging in value from $6,000 to $140,000. Engagement for successive work is highly dependent upon the customer's satisfaction with the services provided to date. The Company is unable to predict for more than a few months in advance the number and size of future projects in any given period. Thus, timing could have a significant impact on financial results in any given period. The impact of the unpredictable project fluctuations from customers can result in very large fluctuations in financial performance from quarter to quarter.

      The Company believes that its expansion efforts discussed in Part I will compensate for some of these sales fluctuations. In addition, the Company has initiated several steps to mitigate the effects of these fluctuations where possible.

       Since the middle of 1997, the Company has introduced three new service lines. In late 1997 the Company introduced a new service, Quantitative PCR. Then in the second quarter of 1998, the Company introduced its new Genetically Modified Organizims service and, finally, at the very end of 1998, introduced it's new Genotyping service.

      In addition to the new services, the Company established a new lab operation in its Saffron Walden, England facility. Although the Company has maintained a sales office in the UK for many years, this is the first lab facility the company has established there. This facility employs eight full time people and utilizes equipment which cost approximately $321,000.

RESULTS OF OPERATIONS

      GROSS REVENUES. Gross revenues decreased 9% from $4,469,722 to $4,089,050 for the years ended December 31, 1997 and 1998, respectively. The lower revenues for 1998 were the result of changes in the management of the sales and marketing function at the company which emphasized the new services offered by the Company and the development of the new lab in Saffron Walden in order to broaden the Company's revenue base. Although operations began late in the year, revenues from the new lab in the UK were approximately $245,000 for 1998.

      COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 9% from $1,896,679 to $2,065,604 for the years ended December 31, 1997 and 1998, respectively.

These costs increased although revenue decreased due to the costs incurred to establish the new services mentioned earlier. Costs of services as a percentage of revenue were 42% and 51% for the years ended December 31, 1997 and 1998, respectively.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 19% from $2,070,838 to $2,463,818 for the years ended December 31, 1997 and 1998, respectively. Sales, general and administrative expenses as a percentage of revenue were 46% and 60% for the years ended December 31, 1997 and 1998, respectively. In previous years, the costs for the UK office were included in this caption because they were primarily sales and marketing related. During 1998, six additional employees were hired to start the UK lab and provide sales support for it. Since most of these lab costs occurred late in the year and are relatively immaterial, they are included in this caption to aid comparability between 1997 and 1998. The overall cost of operation for the UK facility was approximately $559,000 during 1998. These costs, net of the UK generated revenue, accounted for approximately $314,000 of the Company's net loss for 1998.

      RESEARCH AND DEVELOPMENT. Research and development costs were $234,607 and $63,946 for the years ended December 31, 1997 and 1998, respectively. Research and development costs as a percentage of revenue were 5% and 2% for the years ended December 31, 1997 and 1998, respectively. The expenses in 1997 and a portion of 1998 were related to the development of new services and the gene senescence project described in Item 1 "Description of Business" above. In 1998, research and development expenses decreased because the Company discontinued payments under the Sponsored Research Agreement and related consulting agreement with the principal researcher as described in note 9 to the financial statements.

      VARIABILITY OF FUTURE OPERATING RESULTS. The Company experienced a significant revenue decrease and increased costs in 1998 due in large part to its concentration of selling and marketing efforts on the new services now offered and the establishment of the new lab operating in the UK. The Company added these new services and the new lab in order to broaden the Company's revenue base and to participate more actively in the European markets. Although the Company expects higher and less variable revenue streams as a result of these changes, the ultimate success of these changes can not be reasonably predicted.

      LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $235,155 and $300,540 for the years ended December 31, 1997 and 1998, respectively. The improvement in operating cash flow was the result of better working capital utilization.

      During 1998, the Company invested $228,452 in laboratory equipment and an additional $519,618 in lab equipment subject to capital leases mentioned in note 9 to the financial statements in order to support the current and expected increase in revenues made possible by the addition of the new services and lab in the UK.

      The Company's bank debt, totaling approximately $199,000 at December 31, 1998, matures May 31, 1999. On March 13, 1998, the Company refinanced its line of credit and with another bank and extended the maturity of the new line through May 31, 1999. As a result of this refinancing, the Company now has a revolving line of credit of $600,000 and an advised discretionary line of credit for equipment financing. The advised discretionary line was originally granted in the amount of $300,000 but increased to $600,000 in August, 1998. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. The Company was in violation of certain covenants and obtained waivers from the bank through December 31, 1998. The Company is currently negotiating with the bank to renew these lines of credit. See Note 7 of the Financial Statements for additional discussion of notes. Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through a combination of existing or proposed credit facilities and future operating results.

      MATERIAL COMMITMENTS. The Company currently has no outstanding material commitments.

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS.

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      Based on recent assessments, the Company determined that it will be required to modify or replace some portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

      The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used by the Company to provide services (hereafter also referred to as operating equipment) also are at risk. Affected systems include automated sequencing and related equipment used in various aspects of the services provided by the Company. However, based on a review of its services, the Company has determined that most of the services it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's services. In addition, the Company is gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

      For its information technology exposures, to date the Company is just beginning the remediation phase and expects to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced for a system, the Company will begin testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 50% of its testing and has implemented 30% of its remediated systems. Completion of the testing phase for all significant systems is expected by April 30, 1999, with all remediated systems fully tested and implemented by June 30, 1999, with 100% completion targeted for September 30, 1999.

      Over all, the remediation of operating equipment is not significantly more difficult than the remediation of the information technology systems because many of the Company's pieces of opersating equipment are already Y2K compliant. However, some of the manufacturers of a few pieces of equipment are no longer in business. As such, the Company is only 40% complete in the remediation phase of its operating equipment requiring remediation. Testing of this equipment is also more difficult than the testing of the information technology systems; as a result, the Company is only 20% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by June 30 , 1999. Testing and implementation of affected equipment is expected to be completed by September 30, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

      The Company does not currently use systems which directly interface with vendors. Accordingly, the Company's exposure in this area is very low.

      The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.


COSTS

      The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $15,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $4,000 (all expensed) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $8,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $3,000 relates to repair of hardware and software and will be expensed as incurred.



RISKS

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to take customer orders, provide services, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLANS

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in April, 1999 and determine whether such a plan is necessary.

ITEM 7. FINANCIAL STATEMENTS

                            LARK TECHNOLOGIES, INC.

                         Index to Financial Statements
                     Years ended December 31, 1998 and 1997

                                    Contents

                                                                          Page
                                                                          ----
Report of Independent Auditors.........................................    12

Financial Statements

     Balance Sheets as of December 31, 1998............................    13

     Statements of Operations for
          Years Ended December 31, 1997 and 1998.......................    14

     Statements of Stockholders' Equity for
          Years Ended December 31, 1997 and 1998.......................    15

     Statements of Cash Flows
          Years Ended December 31, 1997 and 1998.......................    16

Notes to Financial Statements..........................................    18

                         REPORT OF INDEPENDENT AUDITORS


Lark Technologies, Inc.
Board of Directors and Stockholders

We have audited the accompanying balance sheet of Lark Technologies, Inc. (the "Company") as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lark Technologies, Inc. at December 31, 1998, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                  ERNST & YOUNG LLP
Houston, Texas
March 1, 1999

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1998
ASSETS
Current assets:
     Cash and cash equivalents                                      $   465,506
     Accounts receivable                                                598,795
     Due from related parties                                            14,180
     Work-in-process                                                    139,779
     Prepaid expenses                                                    80,124
                                                                    -----------
Total current assets                                                  1,298,384

Property and equipment, net                                           1,077,488
Other assets, net                                                        16,749
                                                                    -----------
Total assets                                                        $ 2,392,621
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                               $   629,786
     Notes payable                                                      228,143
     Capital lease obligation, current portion                          243,230
     Accrued expenses                                                   130,793
     Customer deposits                                                  191,989
     Deposits from related parties                                       87,578
                                                                    -----------
Total current liabilities                                             1,511,519

Capital lease obligation, less current portion                          138,297
                                                                    -----------
Total liabilities                                                     1,649,816

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value:
          Authorized shares - 2,000,000
          None issued and outstanding
     Common stock, $0.001 par value:
          Authorized shares - 8,000,000
          Outstanding shares - 3,319,546
          Issued shares                                                   3,324
     Additional paid-in capital                                       2,450,754
     Treasury stock at cost                                              (4,946)
     Amounts due from stockholders                                      (15,045)
     Accumulated deficit                                             (1,691,282)
                                                                    -----------
Total stockholders' equity                                              742,805
                                                                    -----------
Total liabilities and stockholders' equity                          $ 2,392,621
                                                                    ===========
SEE ACCOMPANYING NOTES.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                     Years ended  December 31,
                                                    ---------------------------
                                                        1997            1998
                                                    ---------------------------
Revenue:
     Laboratory Services                            $ 4,469,722     $ 4,089,050

Costs and expenses:
     Costs of services                                1,896,679       2,065,604
     Sales, general and administrative                2,070,838       2,463,818
     Research and development                           234,607          63,946
                                                    -----------     -----------
Total costs and expenses                              4,202,124       4,593,368
                                                    -----------     -----------
Operating income (loss)                                 267,598        (504,318)

Other income and (expense):
     Interest expense                                   (24,783)        (43,897)
     Interest income                                     27,522          22,637
                                                    -----------     -----------
Total other income (expense)                              2,739         (21,260)
                                                    -----------     -----------
Income (loss) before income taxes                       270,337        (525,578)

Provision for income taxes                               27,771               0
                                                    -----------     -----------
Net income (loss)                                   $   242,566     ($  525,578)
                                                    ===========     ===========
Basic and diluted earnings per common share         $      0.07     ($     0.16)
                                                    ===========     ===========

                             LARK TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1997, & 1998

                                            Common Stock     Additional   Treasury Stock   Amounts
                                        Shares    At Par       Paid-in                    due from     Accumulated
                                     Outstanding   Value       Capital     Shares  Cost  Stockholders    Deficit        Total
                                    --------------------------------------------------------------------------------------------
Balance at December 31, 1996          3,326,400   $3,326       $2,468,316                 ($45,045)   ($1,408,271)   $1,018,326

 Common stock issued                        500                       374                                                   374
  Common stock repurchase & retired      (2,854)      (2)          (4,621)                                               (4,623)
  Amt received fr stockholders                                                              30,000                       30,000
  Cost of rights offering                                         (13,315)                                              (13,315)

 Net income                                                                                               242,566       242,566
                                    ---------------------   --------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997          3,324,046   $3,324       $2,450,754             $0  ($15,045)   ($1,165,705)   $1,273,328

 Common Stock repurchased                                                          4,500    (4,946)                      (4,946)

 Net Income (Loss)                                                                                       (525,577)     (525,577)
                                    =====================   ====================================================================
BALANCE AT DECEMBER 31, 1998          3,324,046   $3,324       $2,450,754  4,500 ($4,946) ($15,045)   ($1,691,282)     $742,805
                                    =====================   ====================================================================

SEE ACCOMPANYING NOTES

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                       Years ended  December 31,
                                                       -----------------------
                                                         1997           1998
                                                       -----------------------
OPERATING ACTIVITIES
Net income (loss)                                        $ 242,566    ($525,577)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities
     Depreciation and amortization                         187,190      214,352
     Provision for losses on accounts receivables             --        150,000
     Changes in operating assets and liabilities:
          Accounts receivable                             (173,542)     229,106
          Work-in-process                                   63,208     (115,771)
          Prepaid expenses                                 (12,511)      22,011
          Other assets                                      (8,129)           2
          Due from related parties                         (68,775)      42,714
          Accounts payable                                 (93,832)     409,891
          Accrued expenses                                  56,357     (112,667)
          Deposits                                          42,623      (67,091)
                                                         ---------    ---------
Net cash provided by operating activities                  235,155      246,970

INVESTING ACTIVITIES
Purchases of property and equipment                       (285,891)    (172,017)
                                                         ---------    ---------
Net cash used in investing activities                     (285,891)    (172,017)

FINANCING ACTIVITIES
Principal payments on notes payable                        (38,259)    (236,231)
Proceeds from notes payable                                   --        216,480
Repayment on capital lease obligations                        --       (210,753)
Proceeds from issuance of common stock                         374         --
Repurchase common stock                                     (4,623)      (4,946)
Proceeds from note receivable from stockholder              30,000         --
Repayment of debentures payable                            (45,000)        --
                                                         ---------    ---------
Net cash used in financing activities                      (57,508)    (235,450)
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents      (108,244)    (160,497)
Cash and cash equivalents at beginning of year             734,247      626,003
                                                         ---------    ---------
Cash and cash equivalents at end of year                 $ 626,003    $ 465,506
                                                         =========    =========

SEE ACCOMPANYING NOTES

                                                       Years ended  December 31,
                                                       -------------------------
                                                           1997        1998
                                                       -------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest                                             $27,598    $ 43,897
     Income taxes                                         $12,010
Noncash activities:
     Capital lease to acquire property and equipment      $72,663    $519,618
     Note payable for prepaid insurance                   $43,620    $ 43,620





SEE ACCOMPANYING NOTES

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


2.  ACCOUNTING POLICIES

WORK IN PROCESS INVENTORY

      The Company's work in process inventory includes an estimate of the direct and indirect costs associated with projects that had been started but not yet completed at December 31, 1998. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project up to the point of measurement such as the end of an accounting period.

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

ADVERTISING COSTS

      The Company expenses all advertising costs as incurred. Total advertising expense for the years ended December 31, 1997 and 1998 was approximately $122,000 and $97,036, respectively.

INCOME TAX

      The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statements and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, and Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. These statements, which

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


were effective for periods beginning after December 15, 1997, expanded and modified disclosures and, accordingly, had no impact on the Company's reported financial position, results of operations, or cash flows. The company has no components of comprehensive income.

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


4.   ACCOUNTS RECEIVABLE

      The company's accounts receivable balance at December 31, 1998 is presented net of an allowance for doubtful accounts of $50,000.


5.  PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31, 1998:

Laboratory equipment                                 $1,711,677
Furniture and fixtures                                   90,648
Computer equipment                                      308,419
Leasehold improvements                                   69,439
                                                   -------------
                                                      2,180,183
Less accumulated depreciation and amortization       (1,102,695)
                                                   -------------
Property and equipment, net                          $1,077,488
                                                   =============


6.  ACCRUED EXPENSES

      Accrued expenses consisted of the following at December 31, 1998:

Accrued payments under sponsored research agreement        $20,000
Accrued audit and tax preparation fees                      30,250
Accrued property taxs payable                               20,400
Accrued UK VAT tax payable                                  11,173
Other (individually less than 5% of current liabilities)    48,970
                                                        =============
                                                          $130,793
                                                        =============

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  NOTES PAYABLE

            At December 31, 1998, the Company had a revolving line of credit with a bank. The terms of this revolving line of credit provided for maximum borrowings of $600,000. Borrowings were to bear interest at the bank's prime rate (7.5% at December 31, 1998) plus 1% and the line of credit expires May 31, 1999. The line of credit is secured by qualified accounts receivable of the Company. At December 31, 1998, the Company had $199,000 outstanding under this line of credit. The borrowing base for this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On December 31, 1998, the company had an unused line of credit of $174,398. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. The Company was in violation of certain covenants and obtained waivers from the bank through December 31, 1998. Subsequent to December 31, 1998, the Company continued to violate these covenants. The Company is currently negotiating with the bank to renew this line of credit and modify the terms of the financial covenants.

      On March 13, 1998, the company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the revolving credit line. Under the terms of this discretionary credit, the Company could borrow up to $300,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provides for borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provides for repayment terms up to 36 months and matures on May 31, 1999. On August 12, 1998, at the request of the Company, the Bank increased the limit the Company may borrow on this discretionary credit line from $300,000 to $600,000. There were no other changes to the terms and conditions of this line. As of December 31, 1998, there were no outstanding borrowings under this facility.

8.  FEDERAL INCOME TAX

      At December 31, 1998, the Company had net operating loss carryforwards of $1,861,176 for income tax purposes that expire in 2005 through 2018. These net operating loss carryforwards may be limited as a result of ownership changes resulting from issuance of common stock.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recorded against the Company's net deferred tax assets because of the Company's cumulative loss position.

      Significant components of the Company's deferred tax liability and assets are as follows at December 31, 1998:

Deferred tax assets (liabilities):

Accumulated Depreciation                               $  (27,542)
Net operating loss                                        632,800
Net deferred tax assets                                   605,258
Valuation allowance                                      (605,258)
                                                       ===========
Deferred taxes                                         $      -
                                                       ===========

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                   1997                    1998
                                 Amount  Percent      Amount   Percent
                            ------------------------------------------

Tax at U.S. statutory rates      $82,472    34%      $(178,696) (34%)

State income taxes                27,771    11%         --         0%
Change in valuation
  allowance                      (37,386) (15%)        154,876    29%
Other                            (45,086) (19%)         23,820     5%
                            --------------------    -------------------
                            $     27,771    11%         --       --
                            ====================    ===================


9.  COMMITMENTS AND CONTINGENCIES

STOCK OPTION PLAN

      The Company has an incentive stock option plan (the "Plan") for directors, certain key employees, and others as determined by the directors. The Company has reserved 520,968 shares of common stock for issuance under the stock option plan. The price at which shares may be purchased under the option plan shall not be less than the greater of (a) 100% of the fair market value of the shares on the date the option is granted or (b) the aggregate par value of such shares on the date the option is granted. Common stock options granted are generally exercisable after 6 months.


      The Company applies APB 25 in accounting for the Plan. Because the exercise price of the options was equal to the market value of the stock at the date of grant, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and net income per common share is required by FASB Statement No. 123 as if the Company had accounted for its incentive stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing ("Black-Scholes") model for the 1998 and 1997 options granted with the following weighted average assumptions: (I) risk-free interest rates ranging from 5.00% to 6.00% (ii) a dividend yield of 0% for both years, (iii) volatility factors of the expected market price of the company's common stock of 71% and 105%, respectively, and (iv) a weighted average expected life of two years.

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

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

                                      YEAR ENDED DECEMBER 31,
                                        1997     1998
                                AS                    AS
                             REPORTED  PRO FORMA    REPORTED    PRO FORMA
Net income (loss)            $242,566   $189,762   $(525,577)   $(612,971)

Basic and diluted net income
 (loss) per common share     $   0.07   $   0.06   $   (0.16)   $   (0.18)

      During 1997 and 1998, the Company issued incentive stock options under the Plan, which had exercise prices equal to the fair market value of the common stock at the date of grant. A summary of the Company's stock options activity and related information follows:


                                              Year Ended December 31,
                                            1997                   1998
                                          WEIGHTED                WEIGHTED
                                          AVERAGE                  AVERAGE
                             OPTIONS  EXERCISE PRICE   OPTIONS  EXERCISE PRICE
OUTSTANDING-
   BEGINNING OF YEAR          39,463       $ 0.98      264,963       $ 1.81
   Granted                   226,800       $ 1.95       65,250       $ 1.60
   Exercised                     500       $ 0.75         --           --
   Forfeited                     800       $ 1.25       69,507       $ 1.70

Outstanding - end of         264,963       $ 1.81      260,706       $ 1.80
   year

Options exercisable at
   year-end                   94,591                   132,206

Weighted average fair
    value of options
    granted during the
    year                     $  1.64                 $    0.48

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


      The following summarizes information related to stock options outstanding at December 31, 1998:

                       Options outstanding           Options exercisable
                 ---------------------------------  ----------------------
                                        Weighted
                            Weighted    average                 Weighted
   Range of                 average    remaining                average
   Exercise                 exercise   contractual              exercise
    Prices       Options     price        life      Options      price
---------------  --------   ---------  -----------  ---------  -----------
                  (in thousands, except per share amounts)

$0.15 - $0.75     13,156     $0.46      5.9 yrs.      13,156     $0.46
$1.42 - $2.45    247,550     $1.87      8.9 yrs      119,050     $1.79
                 --------                           ---------
                 260,706     $1.80      8.6 yrs.     132,206     $1.65
                 ========                           =========

At December 31, 1998, there are 252,079 options available for future grants under the Plan.

LEASES

      The Company leases certain real estate for its corporate office and branch office in the United Kingdom, as well as certain equipment under noncancelable lease agreements which expire at various dates. Total rent expense for all operating leases for the years ended December 31, 1997 and 1998 was $288,445 and $287,794 respectively.

      Future minimum payments under these operating leases are as follows:

Year ending December 31,

   1999                                $182,402
   2000                                    --
                                       --------
                                       $182,402
                                       ========

      During 1997 and 1998, the Company acquired certain pieces of lab equipment subject to capital leases. The equipment acquired was recorded at the Company's cost basis of $592,281. Under the terms of the capital leases, the Company is obligated to make payments as set forth in the table below and, subject to certain conditions, may purchase the equipment at the end of the lease for a nominal amount.

      Future minimum payments under these capital operating leases are as follows:

      1999                                 $271,883
      2000                                  147,711
                                           --------
         Total payments                    $419,594

         Less interest portion
           of payments                       38,067
                                           --------
         Net present value of
           lease payments                   381,527
                                           ========

         Less current portion               243,230
                                           --------
         Capital lease obligation
            less current portion           $138,297
                                           ========

Amortization of capital lease asset is included in the depreciation expense.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


SALES COMMITMENTS

            During August 1997, the Company entered into a contract with one customer to perform DNA sequencing services totaling approximately $2,300,000. As of December 31, 1997, approximately $1,350,000 remained on this contract. As of December 31, 1998, the Company did not have any similar contract or commitments.


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


SPONSORED RESEARCH CONTRACT AND CONSULTING AGREEMENT

      The Company entered into a sponsored research contract on August 1, 1995, whereby the Company is required to fund certain research and development efforts being performed by Baylor College of Medicine ("Baylor"). The research and development is being performed pursuant to the Patent License Agreement described in this Note. The agreement expired on July 31, 1997 and required the Company to pay Baylor a total of $53,739 annually in monthly installments over the term of the contract. At December 31, 1998, the Company owed $20,000 to Baylor under this agreement and did not renew the agreement.

      The Company entered into a related consulting agreement with the Principal Investigator at Baylor. This agreement expired on August 1, 1997 and required the Company to pay the researcher a total of $24,000 annually in monthly installments over the term of the contract. The Company has not renewed the agreement.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


OTHER COMMITMENTS

      In September 1995, the Company entered into a two-year employment agreement with the new President and CEO of the Company providing for a base salary and bonus arrangement. The President and CEO entered into a Restricted Stock Purchase Agreement whereby the President and CEO purchased 101,452 shares of restricted Common Stock at $.1479 per share, subject to the right of the Company to repurchase a declining portion of such shares should the President and CEO terminate his employment with the Company prior to the expiration of 48 months. In connection with the purchase of the restricted Common stock, the Company received a note from the President and CEO in the amount of $15,000. The note is secured by the restricted stock, is due October 24, 1999, bears simple interest at a variable rate equal to the minimum variable rate permissible to avoid imputed interest and is reflected as a reduction of stockholders' equity until paid.

10.  401(K) PLAN

            Effective January 1992, the Company adopted an employee 401(k) retirement plan. Qualified employees may contribute up to 15% of their gross pay to the plan. Employee contributions are limited to amounts established by law. The Company may make matching contributions to the plan as determined by the Board of Directors subject to the limitations under the Internal Revenue Code. The Company made contributions to the plan of $9,917 for the 1997 year and none for 1998.

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

      TaKaRa has purchased laboratory services, at rates normally charged to third-parties, from the Company totaling approximately $11,902 and none in 1997 and 1998, respectively. The Company has also provided laboratory services, at rates normally charged to third-parties, to affiliates of stockholders of the Company totaling approximately $66,720 and $86,491 in 1997 and 1998, respectively.

      The Company purchased approximately $117,205 and $22,969 of laboratory supplies and other services from affiliates of stockholders of the Company in 1997 and 1998, respectively.

      TaKaRa periodically advances the Company funds to be applied against future laboratory services purchased by TaKaRa. At December 31, 1998, the unearned balance of TaKaRa deposits was $86,889.

      The due from related parties at December 31, 1998 is comprised primarily of amounts due from affiliates of stockholders of the Company for laboratory services rendered to those affiliates.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.  MAJOR CUSTOMERS

      During 1997, 21% of the Company's revenue was with a single customer and those sales were to a division of the customer located in the United Kingdom During 1998, approximately 27% of the Company's revenue was with a different single customer located in the United States.

13.  SEGMENT INFORMATION


      The proportion of the Company's sales to customers in foreign countries is as follows:

                                                       1997           1998
                                                       ----           ----

Sales - European Community                             12%             5%

Identifiable assets (primarily property
    and equipment)
     US                                              $1,488,548     $1,852,836
     UK                                                 -              327,347
                                                   -------------  -------------
            Total                                    $1,488,548     $2,180,183
                                                   =============  =============


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

15.  EARNINGS PER SHARE

      The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:


                                              For the year ending December 31,
                                              -------------------------------
                                                  1997              1998
                                              ------------------------------
Weighted average common shares outstanding       3,325,773        3,322,694
Dilutive securities - employee stock options        21,269           -
                                              ------------------------------
Weighted average common shares outstanding
   assuming full dilution                        3,347,042        3,322,694
                                              ==============================

      All options to purchase common stock outstanding during 1998 were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

                                                OFFICE HELD
PERSON                          OFFICE             SINCE
------                          ------             -----

Stephen J. Banks, 58            Director,          1989(1)
                                Chairman of
                                the Board          1989(2)

Vincent P. Kazmer, 49           Director,          1995(1)
                                President, CEO     1995(2)

George M. Britton, 50           Director           1989(1)

David A. Lawson, 51             Director           1989(1)

Frank Vazquez, 58               Director,          1991(1)
                                Vice-Chairman      1989(2)

James M. Chubb, 51              Director           1997(1)

Douglas B. Wheeler, 53          Vice President,
                                Finance Secretary
                                and Treasurer      1996(2)

Raymond A. Vonder
 Haar, Ph.D., 52                Scientific
                                Director           1993(1)


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

      VINCENT P. KAZMER has served as President and CEO and Director since September 1995. Prior to joining Lark, Mr. Kazmer was the President and CEO of Copernicus Gene Systems, Inc., a private gene therapy company where he was a founder. From 1989 to 1994 he served as Senior Vice President of United States Biochemical Corporation with responsibilities for business development, marketing and sales. While at US Biochemical, Mr. Kazmer served as Vice President of Ribozyme Pharmaceuticals Inc., a biotechnology company, with responsibilities for its founding and initial financing. During the period 1978 to 1988, Mr. Kazmer served in several finance and planning positions at The BFGoodrich Company including CFO for a specialty chemicals division. Mr. Kazmer also served as a nuclear submarine officer and qualified nuclear engineer in the US Navy. He received his B.S. in computer and information science from Ohio State University and MBA from Stanford University.

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

      DAVID A. LAWSON is an independent real estate investor and consultant in Houston, Texas. In this capacity, Mr. Lawson has been actively involved in the acquisition, syndication and ownership and management of income-producing real estate in Houston and elsewhere. He is president of three Texas corporations, Diva Corporation, Twelve Oaks Tower I, Inc., and OFD Redevelopment, Inc., each of which is the general partner and manager of a limited partnership that owns a redevelopment real estate project in Houston, Texas. He has been active in this respect since 1983 with respect to Diva Corporation, since 1991 with respect to OFD Redevelopment, Inc., and since 1992 with respect to Twelve Oaks Tower I, Inc. Diva and Twelve Oaks manage medical office buildings in the Texas Medical Center, and OFD manages a shopping center. Mr. Lawson holds a BS degree from Trinity University.

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

                                                     EMPLOYEE
PERSON                       OFFICE                   SINCE


David Alan Wall, Ph.D., 36   Director, Support Services
                             and Compliance(1)                    1994

J. D. Kittle, Jr., Ph.D., 40 Senior Director
                             Scientific Project Development(1)    1996

Heidi B. Nelson, Ph.D., 35   Manager,
                             Gene Quantitation(1)                 1997

George (Guo-Wei) Xu,
 Ph.D., 48                   Director, Advanced Molecular
                             Biology Services (AMBS)              1998

Li, Li, Ph.D., 39            Senior Scientist, Manager of
                             Genotyping Service                   1998

Roderick Westrop, Ph.D.      Director, Sales and Business
                             Development, Europe(1)               1997

(1) This person is not a corporate officer or a corporate director of Lark but, rather is a significant employee whose position carries a title.


      DAVID A. WALL, PH.D., has served as Director, Support Services and Compliance since January 1999. Previously, Dr. Wall was Associate Director of GenTest Laboratories in New Orleans, Louisiana, in charge of the Paternity Testing Laboratories. He was also Director of Research and Genetic Testing at ImmGen, Inc., College Station, Texas. Dr. Wall received his B.S. in animal science and his Ph.D. in genetics from Texas A&M University in College Station, Texas.

      JOSEPH D. KITTLE, JR., PH.D., has served as Senior Director, Scientific Project Development since January 1999. Prior to joining Lark, Dr. Kittle served GeneMedicine, Inc., The Woodlands, Texas, as Senior Scientist, Expression Systems. Prior to GeneMedicine, Inc., he was a research scientist at Battelle Memorial Institute. Dr. Kittle holds a Ph.D. in Chemistry from Harvard University and a B.S. in Chemistry from Ohio University.

      HEIDI NELSON, PH.D., has served as Manager of Gene Quantitation since November 1998. Prior to joining Lark she worked as a Scientist at Zonagen Pharmaceuticals, Inc. in the Molecular Biology Division. Between 1985 and 1986 Dr. Nelson worked as a technician in an immunology lab at Tufts University. Dr. Nelson graduated with a B.S. in Biology and Russian from Duke University in May of 1985 and obtained her Ph.D. in Cellular and Molecular Biology from the University of Wisconsin-Madison in 1993.

      GEORGE XU, PH.D., has served as Director of Advanced Molecular Biology Services since June 1998. Prior to joing Lark he worked as Research Scientist at Energy Biosystems in The Woodlands, Texas. Between 1988 to 1993, Dr. Xu worked as a Postdoctoral Research Associate in the Microbiology lab and the Plant Genetics lab at Texas A&M University. Dr. Xu arrived in the United States in 1981 and is a graduate from Washington State University with a M.S. and a Ph.D. in Microbiology.

      LI LI, PH.D., has recently joined Lark as the Senior Scientist and Manager of Genoytping Service. Prior to joining Lark, Dr. Li worked as a Post-Doctor fellow and senior research associate in the Human Genetics Center, University of Texas, in charge of various throughput genotyping, sequencing, SNP discovery and large scale DNA extraction between 1992-1998. Previously, she also worked as a research scientist with the USDA for three years. Dr. Li received her B.S. in plant biology from South China University of Tropcalcrops and her Ph.D. in Zoology from Reading University, England.

      RODERICK WESTROP, PH.D. has served as Lark's Director for Europe since July of 1997. Previously, Dr. Westrop was Sales Manager for Pharmacia Biotech. Dr. Westrop holds a Ph.D. in Physiology from Kings College in London and a B.S. in Applied Biology from the University of Hertford.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                      Annual Compensation                Long Term Compensation
                                              ----------------------------------  -----------------------------------
                                                                                           Awards            Payouts
                                                                                  ------------------------  ---------
                                                                                  Restricted    Securities
             Name and                                                Other annual   stock      Underlying      LTIP     All other
            principal                         Salary        Bonus    compensation  award(s)    Options/SARs   Payouts  compensation
             position          Year             ($)          ($)         ($)          ($)          (#)          ($)       ($)
--------------------------------------------------------------------------------------------------------------------------------
Vincent P. Kazmer(1), (2)      1998          143,000        2,767                                  -
President & CEO                1997          132,000        4,090                                95,000
                               1996          125,000       17,713                                  -
--------------------------------------------------------------------------------------------------------------------------------
 Douglas B. Wheeler            1998          101,042        1,740                                  -
Vice President Finance         1997           75,000        7,415                                21,500
                               1996           11,429         -                                    8,000
--------------------------------------------------------------------------------------------------------------------------------
Bethany J. Pimentel            1998           52,564       19,264                                  -
Vice President                 1997           84,182       34,749                                47,500
                               1996           74,677       21,992                                 4,500
--------------------------------------------------------------------------------------------------------------------------------
Raymond Vonder Haar            1998           85,938        1,679                                  -
Vice President, Science        1997           75,729        2,255                                45,000
                               1996           66,957        8,236                                  -
--------------------------------------------------------------------------------------------------------------------------------
Alan B. Carter                 1998           75,729        2,255                                  -
VP, Sales & Marketing          1997             -            -                                     -
                               1996             -            -                                     -
--------------------------------------------------------------------------------------------------------------------------------
Christine Powaser              1998             -            -                                     -
VP, CFO                        1997             -            -                                     -
                               1996           67,083        6,863                                 1,000
--------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Kazmer was elected President, CEO and a director in September, 1995. Significant terms of his employment contract are detailed in Note 9 "Other Commitments" to the Financial Statements.

(2) As of December 31, 1998, Mr. Kazmer held 141,452 shares of restricted common stock valued at $124,478 based on a closing price of $0.88 on March 15, 1999. These shares vest over a period of four years at a rate of 35,613 shares per year. It is not anticipated that dividends will be paid for these shares.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               Percent of
                  Number of       total
                 Securities    options/SARs
                 Underlying     granted to    exercise or
                 Options/SARs  employees in   base price   Expiration
    Name           granted     fiscal year    ($/Share)       date
---------------------------------------------------------------------
Alan B. Carter    40,000          21.00%       $1.70        7/1/08
---------------------------------------------------------------------

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

None


LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR:  None


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table describes Security Ownership of Beneficial Owners of more than 5% of the Common Stock of the Company:

                 NAME AND ADDRESS               AMOUNT AND NATURE PERCENT OF
TITLE OF CLASS   OF BENEFICIAL OWNER            OF BENEFICIAL OWNER CLASS
--------------   -------------------            -------------------------
Common           Carter Interests, Ltd.            207,569          6.2
                 5757 Memorial Drive
                 Houston, Texas  77007


Common           TaKaRa Shuzo Co., Ltd.             222,902         6.7
                 Biotechnology Research Laboratories
                 SETA 3-4-1 Otsu
                 Shiga, 520-21, Japan

Common           Baylor College of Medicine         257,540(1)      7.7
                 One Baylor Plaza
                 Houston, Texas  77030


(1) Mr. Banks is deemed to be the beneficial owner of 50,726 shares of the Company's Common Stock. Mr. Banks is the President of BCM Technologies, Inc. which is a subsidiary of Baylor College of Medicine.

The following table describes the Security Ownership of Directors, CEO, and Directors and Executive Officers as a Group:

                 NAME AND ADDRESS               AMOUNT AND NATURE PERCENT OF
TITLE OF CLASS   OF BENEFICIAL OWNER            OF BENEFICIAL OWNER CLASS
--------------   -------------------            -------------------------

Common           Baylor College of Medicine        257,540(1)       7.7
                 One Baylor Plaza
                 Houston, Texas  77030

Common           Stephen J. Banks                  50,726(1)        1.5
                 BCM Technologies, Inc.
                 1709 Dryden, Suite 901
                 Houston, Texas  77030

Common           George Britton                    85,596           2.6
                 3272 Westheimer, Suite 3
                 Houston, Texas  77098

Common           Vincent P. Kazmer                141,452           4.3
                 2161 Benjamin Circle
                 Hudson, Ohio  44236

Common           David Lawson                     241,078(3)        7.25
                 2039 Dryden
                 Houston, Texas  77030

Common           Douglas B. Wheeler                 18,000            *
                 514 Enchanted River Dr.
                 Spring, Texas 77388

Common           Directors and Executive
                  Officers as a Group              536,852(2)      16.2
                 9545 Katy Freeway, Suite 465
                 Houston, Texas  77024


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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ending December 31, 1998.

INDEX OF EXHIBITS

      *2.1 The Agreement of Merger of November 18, 1994, between Lark Technologies, Inc. and Lark Sequencing Technologies, Inc. providing for the merger of Lark Sequencing Technologies, Inc. into the Company.

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



                                          Lark Technologies, Inc.
                                                (Registrant)

Date      MARCH 31, 1999                 /s/  STEPHEN J. BANKS
                                              Stephen J. Banks, Director
                                              Chairman of the Board


Date     MARCH 31, 1999                   /s/ VINCENT P. KAZMER
                                              Vincent P. Kazmer, Director
                                              President and Chief Executive
                                              Officer


Date     MARCH 31, 1999                   /s/ GEORGE M. BRITTON
                                              George M. Britton, Director


Date     MARCH 31, 1999                   /s/ DAVID LAWSON
                                              David Lawson, Director


Date     MARCH 31, 1999                   /s/ DOUGLAS B. WHEELER
                                              Douglas B. Wheeler
                                              Vice President, Finance