Form 10QSB
period 1999-03-31
LARK TECHNOLOGIES INC
filed 1999-05-13
CIK 942134

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 1999, there were 3,319,546 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]

================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999.



Part I      Financial Information (unaudited)
                                                                        PAGE
                                                                       ------
   Item 1.  Financial Statements

                  Balance Sheet .....................................     1

                  Statements of Income ..............................     2

                  Statements of Cash Flows ..........................     3

                  Notes to Financial Statements .....................     4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................     7


Part II     Other Information .......................................     9

   Item 1.  Legal Proceedings .......................................     9

   Item 2.  Changes in Securities ...................................     9

   Item 3.  Defaults Upon Senior Securities .........................     9

   Item 4.  Submission of Matters to a Vote of Security Holders .....     9

   Item 5.  Other Information .......................................     9

   Item 6.  Exhibits and Reports on Form 8-K ........................     9

Signatures ..........................................................    10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET



                                                            MARCH 31, 1999
                                                           ---------------
                                                             (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents .....................    $   331,587
          Accounts receivable (net) .....................        703,757
          Due from related parties ......................         14,180
          Work-in-process ...............................         26,828
          Prepaid expenses ..............................         72,656
                                                             -----------
Total current assets ....................................      1,149,008

Property and equipment, net .............................      1,071,547
Other assets, net .......................................         16,749
                                                             -----------
Total assets ............................................    $ 2,237,303
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable ..............................    $   642,268
          Notes payable .................................        373,049
          Capital lease obligations-current portion .....        249,395
          Accrued expenses ..............................        118,019
          Customer deposits .............................        130,697
          Deposits from related parties .................         86,889
                                                             -----------
Total current liabilities ...............................      1,600,317

Capital lease obligations-long term portion .............         90,599
                                                             -----------
Total Liabilities: ......................................      1,690,916

Stockholders' equity
          Preferred stock, $0.001 par value:
               Authorized shares - 2,000,000
               None issued and outstanding
          Common stock, $0.001 par value:
               Authorized shares - 8,000,000
               Issued shares:3,324,046 and
                 outstanding shares:3,319,546 ...........          3,324
          Additional paid-in capital ....................      2,450,754
          Treasury Stock at cost ........................         (4,946)
          Amounts due from shareholders .................        (15,045)
          Accumulated deficit ...........................     (1,887,701)
                                                             -----------
Total stockholders' equity ..............................        546,387
                                                             -----------
Total liabilities and stockholders' equity ..............    $ 2,237,303
                                                             ===========


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME


                                                   Three months Ended March 31,
                                                  ------------------------------
                                                        1998          1999
                                                  ------------------------------
                                                            (Unaudited)
Revenue:
          Laboratory Services ................      $ 1,378,347    $ 1,242,849

Costs and expenses:
          Costs of services ..................          541,671        785,435
          Sales, general and administrative ..          594,236        630,906
          Research and development ...........           30,369          8,415
                                                    -----------    -----------
Total costs and expenses .....................        1,166,276      1,424,756
                                                    -----------    -----------
Operating income (loss) ......................          212,071       (181,907)

Other income and (expense):
          Interest expense ...................           (7,724)       (17,258)
          Interest income ....................            5,849          2,746
                                                    -----------    -----------
Total other income (expense) .................           (1,875)       (14,512)
                                                    -----------    -----------
Income (Loss) before income taxes ............          210,196       (196,419)

Provision for income taxes ...................            9,000              0
                                                    -----------    -----------
Net income (loss) ............................      $   201,196    ($  196,419)
                                                    ===========    ===========

Basic and diluted earnings (loss) per
  common share ...............................     $      0.06    ($     0.06)
                                                    ===========    ===========


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------
                                                               1998         1999
                                                            ---------    ---------
                                                                  (Unaudited)

OPERATING ACTIVITIES
Net income (loss) .......................................   $ 201,196    ($196,419)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities
          Depreciation and amortization .................      50,583       73,688
          Changes in operating assets and liabilities:
               Accounts receivable ......................      54,304     (104,962)
               Work-in-process ..........................       9,397      112,951
               Prepaid expenses .........................      (3,387)       7,468
               Due from related parties .................      55,369            0
               Accounts payable .........................      10,454       11,794
               Accrued expenses .........................     (21,305)     (12,774)
               Deposits .................................     (78,980)     (61,291)
                                                            ---------    ---------
Net cash provided by (used in) operating activities .....     277,631     (169,545)

INVESTING ACTIVITIES
Purchases of property and equipment .....................      (2,019)     (67,747)
                                                            ---------    ---------
Net cash used in investing activities ...................      (2,019)     (67,747)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable .................        --        150,000
Principal payments on notes payable .....................     (27,114)     (46,627)

                                                            ---------    ---------
Net cash provided by (used in) financing activities .....     (27,114)     103,373
                                                            ---------    ---------
Net increase (decrease) in cash and cash equivalents ....     248,498     (133,919)
Cash and cash equivalents at beginning of period ........     626,003      465,506
                                                            ---------    ---------
Cash and cash equivalents at end of period ..............   $ 874,501    $ 331,587
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


3.    NOTES PAYABLE

      On March 13, 1998, the Company refinanced its revolving line of credit with another bank and extended the maturity to May 31, 1999. Under the terms of its revolving line, the company may borrow up to $600,000 at the bank's prime rate (7.75% at March 31, 1999) plus 1%. The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. At March 31, 1999 the Company had $349,763 outstanding under this line. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. During April 1999, the Company renegotiated the financial ratio terms of this credit with the bank through its maturity on May 31, 1999 and, at March 31,1999, the Company was in compliance with those requirements.

      On March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the new revolving credit line. Under the terms of this discretionary credit, the company may borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provides for borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provides for repayment terms up to 36 months and matures on May 31, 1999. On January 5, 1999, the Company borrowed $22,000 against this line of credit for the purchase of lab equipment.

      The Company is currently negotiating the renewal of both lines of credit.

4.    EARNINGS PER SHARE

      The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:


                                                      FOR THE THREE MONTHS
                                                        ENDING MARCH 31,
                                                    -----------------------
                                                       1998          1999
                                                    -----------------------
Weighted average common shares outstanding ......   3,324,046     3,319,546
Dilutive securities - employee stock options ....      20,238          --
                                                    -----------------------
Weighted average common shares outstanding
  Assuming full dilution ........................   3,344,374     3,319,546
                                                    =======================


      Options to purchase 163,000 and 248,000 shares of common stock were outstanding during 1998 and 1999 respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

5.    DISTRIBUTION AGREEMENT

      Effective January 1, 1996, the Company announced a new service, Differential Display ("DD"). The Company entered into a distribution agreement with a third party, which provided the Company with a significant amount of specialized training and scientific know-how relating to the DD services. The Company agreed to purchase supplies and equipment related to this service exclusively from the third party. The DD services were to be sold on an exclusive basis by the third party and its distributor, but Lark was allowed to sell the DD services through its own sales force worldwide. The third party was obligated to pay the Company an agreed upon transfer price for DD services that the third party or its distributor sells. The Company was to pay the third party an agreed upon royalty for DD services that the Company sells. This agreement expired December 31, 1998 and the Company continues to offer DD services for its own account.

      On October 22, 1998 the Company announced the initiation of a sales agreement with Sanbio b.v. of The Netherlands. The Agreement establishes Sanbio as sales representative for The Netherlands, Belgium and Luxembourg on an exclusive basis and Germany on a non-exclusive basis. Sanbio will represent all of the Company's molecular biology services in these territories.

6.     COMMITMENTS AND CONTINGENCIES

STOCK OPTIONS

      On January 22, 1999, the Company issued 28,125 stock options to non-management employees under the company's Incentive Stock Option Plan with an exercise price of $0.71 per share.


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

      Lark is a leading molecular biology Contract Research Organization (CRO) providing services to the pharmaceutical and biotechnology industries worldwide. Lark's service portfolio consists of various DNA sequencing and molecular biology services as follows:

  o AUTOMATED DNA SEQUENCING SERVICES. Lark applies automated sequencing techniques to generate high throughput DNA sequence and fast turnaround screening information, including genome-sequencing projects.

  o GENETIC STABILITY TESTING SERVICES. Lark's genetic stability testing services are used to characterize Master Cell Banks, Manufacturers Working Cell Banks and PostProduction Cell Samples from bacterial, yeast and cell cultures. Genetic stability testing is used to analyze production strains stability and demonstrate that the expression system has not undergone any mutations or rearrangements that would affect the integrity of the product. This service assists companies producing genetically manufactured products to optimize production yields, determine product purity, and support regulatory submissions. This service was introduced in late 1996.

  o QUANTITATIVE POLYMERASE CHAIN REACTION SERVICES. Lark uses Quantitative PCR techniques to measure the distribution and expression of target DNA or RNA in a customer's sample from cultured cells, microorganisms, or tissues such as brain, lung, liver and kidneys.

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

RESULTS OF OPERATIONS

      GROSS REVENUES. Gross revenues decreased by 10% from $1,378,347 to $1,242,849 for the three-month periods ended March 31, 1998 and 1999, respectively. This decrease in revenues was partially attributable the absence of ongoing project work for a single large customer that was present in 1998 but not in 1999. That customer accounted for 53% of the revenues for the first quarter of 1998.

      COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 45% from $541,671 to $785,435 for the three-month periods ended March 31, 1998 and 1999, respectively. Changes in the mix of new services performed for customers at our Houston facility combined with the costs of our new, fully staffed lab in the UK accounted for the increase. Costs of services as a percentage of revenue were 39% and 63% for the three-month periods ended March 31, 1998 and 1999, respectively.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 6% from $594,236 to $630,906 for the three-month periods ended March 31, 1998 and 1999, respectively. The increase was mainly due to the addition of employee sales representatives located on both US coasts to gain more consistent sales coverage in those most important markets. Sales, general and administrative expenses as a percentage of revenue were 43% and 51% for the three-month periods ended March 31, 1998 and 1999, respectively.

      RESEARCH AND DEVELOPMENT. Research and development costs decreased 72% from $30,369 to $8,415 for the three month periods ended March 31, 1998 and 1999, respectively. The decrease in research and development costs was attributable to the cancellation of sponsored research agreement project. Research and development costs as a percentage of revenue were 2% and 1% for the three-month periods ended March 31, 1998 and 1999, respectively.

      VARIABILITY OF FUTURE OPERATING RESULTS. For the first quarter of 1999, the Company continued the trend it started in 1998 toward a broader base of services. The Company experienced a significant revenue decrease and increased costs during the quarter ended March 31, 1999 due in large part to its concentration of selling and marketing efforts on the new services now offered and the establishment of the new lab now operating in the UK. The Company added these new services and the new lab in order to broaden the Company's revenue base and to participate more actively in the European markets. As the Company completes the transition to it's new format, somewhat lower revenues and net losses will be experienced until the new programs being implemented become fully effective. Once these changes are fully in place, the Company's revenue and net income have the potential for much higher levels than any historically achieved. The company continues to seek large contracts and diversify its customer base.

      LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $277,631 and ($169,545) for the three-month periods ended March 31, 1998 and 1999, respectively. The negative operating cash flows for the quarter ending March 31, 1999 occurred primarily as a result to the net loss reported for the period. This negative operating cash flow was largely offset by the $150,000 borrowed by the Company under the terms of the revolving line of credit.

      During the first quarter of 1999, the Company borrowed $22,000 from its current bank under the terms of its advised discretionary credit line. See note 3 to financial statements for further details of the companies borrowing facilities. The Company is in negotiations to renew its credit lines described in note 3.

      MATERIAL COMMITMENTS. The Company currently has no outstanding material commitments.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            Not applicable.

ITEM 2.     CHANGES IN SECURITIES
            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable.

ITEM 5.     OTHER INFORMATION
            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ending March 31, 1999.

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



                                          Lark Technologies, Inc.
                                                (Registrant)



Date    MAY 13, 1999                       /s/  VINCENT P. KAZMER
                                                Vincent P. Kazmer
                                          President and Chief Executive Officer

Date    MAY 13, 1999                       /s/ DOUGLAS B. WHEELER
                                                Douglas B. Wheeler
                                             Vice President, Finance