Form 10QSB
period 1999-06-30
LARK TECHNOLOGIES INC
filed 1999-08-16
CIK 942134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the quarterly period ended June 30, 1999

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                  For the transition period from ______to ______


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 1999, there were 3,319,546 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No  [X]

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1999.

Part I      Financial Information (unaudited)
                                                                     PAGE
   Item 1.  Financial Statements

                  Balance Sheet........................................1

                  Statements of Income.................................2

                  Statements of Cash Flows.............................3

                  Notes to Financial Statements........................4

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............7


Part II     Other Information..........................................9

   Item 1.  Legal Proceedings..........................................9

   Item 2.  Changes in Securities......................................9

   Item 3.  Defaults Upon Senior Securities............................9

   Item 4.  Submission of Matters to a Vote of Security Holders .......9

   Item 5.  Other Information..........................................9

   Item 6.  Exhibits and Reports on Form 8-K...........................9

Signatures............................................................10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                              JUNE 30, 1999
                                                                             ---------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
            Cash and cash equivalents ...................................    $       134,917
            Accounts receivable (net) ...................................            682,256
            Due from related parties ....................................                854
            Inventory ...................................................            201,953
            Prepaid expenses ............................................             67,525
                                                                             ---------------
Total current assets ....................................................          1,087,505

Property and equipment, net .............................................          1,001,551
Other assets, net .......................................................             16,749
                                                                             ===============
Total assets ............................................................    $     2,105,805
                                                                             ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
            Accounts payable ............................................    $       672,975
            Notes payable ...............................................            315,265
            Capital lease obligations-current portion ...................            241,124
            Accrued expenses ............................................            102,905
            Customer deposits ...........................................            148,780
            Deposits from related parties ...............................             86,889
                                                                             ---------------
Total current liabilities ...............................................          1,567,938

Capital lease obligations-long term portion .............................             33,648
                                                                             ---------------
Total Liabilities: ......................................................          1,601,586

Stockholders' equity
            Preferred stock, $0.001 par value:
                 Authorized shares - 2,000,000
                 None issued and outstanding
            Common stock, $0.001 par value:
                 Authorized shares - 8,000,000
                 Issued shares:3,324,046 and outstanding shares:3,319,546              3,324
            Additional paid-in capital ..................................          2,450,754
            Treasury Stock at cost ......................................             (4,946)
            Amounts due from shareholders ...............................            (15,045)
            Accumulated deficit .........................................         (1,929,869)
                                                                             ---------------
Total stockholders' equity ..............................................            504,219
                                                                             ---------------
Total liabilities and stockholders' equity ..............................    $     2,105,805
                                                                             ===============

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                        PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME

                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                         ------------     ------------     ------------     ------------
                                             1998             1999             1998             1999
                                         ------------     ------------     ------------     ------------
                                                  (UNAUDITED)                      (UNAUDITED)
Revenue:
    Laboratory Services .............    $    998,244     $  1,001,089     $  2,376,591     $  2,243,939

Costs and expenses:
    Costs of services ...............         471,163          496,727        1,012,834        1,282,162
    Sales, general and administrative         495,173          541,252        1,089,409        1,172,159
    Research and development ........          20,374           (8,811)          50,742             (395)
                                         ------------     ------------     ------------     ------------
Total costs and expenses ............         986,710        1,029,168        2,152,985        2,453,926
                                         ------------     ------------     ------------     ------------
Operating income (loss) .............          11,534          (28,079)         223,606         (209,987)

Other income and (expense):
    Interest expense ................          (7,457)         (16,932)         (15,180)         (34,189)
    Interest income .................           5,830            2,843           11,679            5,589
                                         ------------     ------------     ------------     ------------
Total other income (expense) ........          (1,627)         (14,089)          (3,501)         (28,600)
                                         ------------     ------------     ------------     ------------
Income (Loss) before income taxes ...           9,907          (42,168)         220,105         (238,587)

Provision for income taxes ..........             470                0            9,470                0
                                         ------------     ------------     ------------     ------------

Net income (loss) ...................    $      9,437     ($    42,168)    $    210,635     ($   238,587)
                                         ============     ============     ============     ============


Basic and diluted earnings (loss)
    per common share ................    $       0.00     ($      0.01)    $       0.06     ($      0.07)
                                         ============     ============     ============     ============

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  1998             1999
                                                              ------------     ------------
                                                                       (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss) ........................................    $    210,635     ($   238,587)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities
               Depreciation and amortization .............         113,443          151,826
               Changes inoperating assets and liabilities:
                 Accounts receivable .....................          57,418          (83,461)
                 Inventory ...............................         (27,353)         (62,174)
                 Prepaid expenses ........................          18,432           12,599
                 Due from related parties ................          55,369           13,326
                 Accounts payable ........................          39,035           41,529
                 Accrued expenses ........................         (55,526)         (27,887)
                 Deposits ................................        (185,428)         (42,237)
                                                              ------------     ------------
Net cash provided by (used in) operating activities ......         226,025         (235,066)

INVESTING ACTIVITIES
               Purchases of property and equipment .......        (115,598)         (75,889)
                                                              ------------     ------------
Net cash used in investing activities ....................        (115,598)         (75,889)

FINANCING ACTIVITIES
               Proceeds from issuance of notes payable ...            --            150,000
               Principal payments on notes payable .......         (15,009)         (62,877)
               Principal payments on capital lease .......         (27,667)        (106,757)
                                                              ------------     ------------
Net cash provided by (used in) financing activities ......         (42,676)         (19,634)
                                                              ------------     ------------
Net increase (decrease) in cash and cash equivalents .....          67,751         (330,589)
Cash and cash equivalents at beginning of period .........         626,003          465,506
                                                              ------------     ------------
Cash and cash equivalents at end of period ...............    $    693,754     $    134,917
                                                              ============     ============

NONCASH FINANCING ACTIVITIES:
               Capital lease to acquire equipment ........    $    143,689

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


3.    INVENTORY

      Historically this caption has reflected the Company's work in process inventory only. Now, it also includes a component of finished goods, QPCR Assay kits held for resale, which are valued at $149,656.

4.    NOTES PAYABLE

      On June 30, 1999, the Company renewed its revolving line of credit and extended the maturity to December 31, 1999. Under the terms of its revolving line, the company may borrow up to $450,000 at the bank's prime rate (8.00% at June 30, 1999) plus 2%. The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On June 30, 1999 the Company had a borrowing base of $423,675 against which $286,787 was outstanding. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. As of June 30, 1999, the Company was in compliance with all required financial ratios and specific net worth requirements.

      On March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the line of credit described above. Under the terms of this discretionary credit, the Company was able to borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provided for the borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provided for repayment terms up to 36 months and matured on May 31, 1999. On January 5, 1999, the Company borrowed $22,000 against this line of credit for the purchase of lab equipment. Although this credit facility was not renewed, the $22,000 loan (above) continued with its original terms continued.

6.    EARNINGS PER SHARE

      The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                 FOR THE THREE MONTHS ENDING      FOR THE SIX MONTHS ENDING
                                                           JUNE 30,                        JUNE 30,
                                                 ----------------------------    ----------------------------
                                                     1998            1999            1998            1999
                                                 ------------    ------------    ------------    ------------
Weighted average common shares outstanding: .       3,324,046       3,319,546       3,324,046       3,319,546
Dilutive securities - employee stock options:          27,143           1,138          23,816           3,616
                                                 ------------    ------------    ------------    ------------
Weighted average common shares outstanding
 assuming full dilution: ....................       3,351,189       3,320,684       3,347,862       3,323,162
                                                 ============    ============    ============    ============

      Options to purchase 163,000 and 250,240 shares of common stock were outstanding during 1998 and 1999 respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

7.    DISTRIBUTION AGREEMENT

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

8.    COMMITMENTS AND CONTINGENCIES

STOCK OPTIONS

      During May and June of 1999, the Company issued options to certain employees in conjunction with a salary reduction plan instituted May 1, 1999, with an exercise price of $0.75 per share.

PATENT LICENSE AGREEMENT

      Effective June 15, 1995, the Company entered into an exclusive patent sub-license agreement regarding senescence technology with another biotech company. The agreement grants to the Company an exclusive license to certain "Licensed Patent Rights" of this third party and requires the Company to perform research and development efforts as defined in the agreement. The Company is required to pay the third party a royalty of 25% to 50% of all consideration the Company receives as a result of sales of licensed products and licensed processes or a sub-license or assignment of the Company's rights under the agreement. If the Company does not meet the research and development milestones as defined in the agreement, or is unable to successfully commercialize the results of the research and development efforts, the agreement will terminate. Otherwise, the agreement will terminate upon the dissolution of the Company or the expiration of the "Licensed Patent Rights". The Company may also terminate the agreement with 60 days written notice to the third party.

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

      Lark is a leading molecular biology Contract Research Organization (CRO) providing services to the pharmaceutical and biotechnology industries worldwide. Lark's service portfolio consists of various DNA sequencing and molecular biology services as follows:

o AUTOMATED DNA SEQUENCING SERVICES. Lark applies automated sequencing techniques to generate high throughput DNA sequence and fast turnaround screening information, including genome-sequencing, shotgun sequencing and shotgun library construction services.

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

o ARRAY SERVICES. Lark uses automated PCR techniques to produce molecular materials used in the construction of biochip arrays.

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

RESULTS OF OPERATIONS

      GROSS REVENUES. Gross revenues increased .3% from $998,244 to $1,001,089 for the three-month periods ended June 30, 1998 and 1999, respectively. Gross revenue decreased 5.6% from $2,376,591 to $2,243,939 for the six-month periods ended June 30, 1998 and 1999 respectively. The increase in revenues for the quarter was mainly due to the additional sales by the UK lab. The decrease in revenues for the year to date was mainly attributable to the absence of ongoing project work for a single large customer that was present in 1998 but not in 1999. That customer accounted for 40% of the revenues for the first half of 1998.

      COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 5.4% from $471,163 to $496,727 for the three-month periods ended June 30, 1998 and 1999, respectively. Costs of services increased 26.6% from $1,012,834 to $1,282,162 for the six-month periods ended June 30, 1998 and 1999 respectively. Changes in the mix of projects performed for customers at Lark's Houston facility combined with the costs of our new, fully staffed lab in the UK accounted for the increase. Costs of services as a percentage of revenue were 47.2% and 49.6% for the three-month and 42.6% and 57.1% for the six-month periods ended June 30, 1998 and 1999, respectively.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 9.3% from $495,173 to $541,252 for the three-month periods ended June 30, 1998 and 1999, respectively. Sales, general and administrative expenses increased 7.6% from $1,089,409 to $1,172,159 for the six-month period ended June 30, 1998 and 1999, respectively. These increases were mainly due to the addition of employee sales representatives located on both US coasts to gain more consistent sales coverage in those important markets. Sales, general and administrative expenses as a percentage of revenue were 49.6% and 54% for the three-month and 45.8% and 52.2% for the six-month periods ended June 30, 1998 and 1999, respectively.

      RESEARCH AND DEVELOPMENT. Research and development costs decreased 143% from $20,374 to ($8,811) for the three-month periods ended June 30, 1998 and 1999, respectively. Research and development costs decreased 100.7% from $50,742 to ($395) for the six months ended June 30, 1998 and 1999, respectively. The decrease in research and development costs was attributable to the cancellation of the sponsored research agreement project. The credit in the second quarter 1999 resulted when prior period costs originally charged to R&D were correctly reclassified to Sales expenses. The costs were for the rework of the Company's web site. Research and development costs as a percentage of revenue were 2% and -.9% for the three-month and 2.1% and -.02% for the six-month periods ended June 30, 1998 and 1999, respectively.

      VARIABILITY OF FUTURE OPERATING RESULTS. For the first half of 1999, the Company continued the trend it started in 1998 toward a broader base of services. The Company experienced a slight revenue increase and increased costs during the quarter ended June 30, 1999 due in large part to its concentration of selling and marketing efforts on the new services now offered and the establishment of the new lab now operating in the UK. The Company added these new services and the new lab in order to broaden the Company's revenue base and to participate more actively in the European markets. As the Company completes the transition to it's new format, somewhat lower revenues and net losses will be experienced until the new programs being implemented become fully effective. Once these changes are fully in place, the Company's revenue and net income have the potential for much higher levels than have been historically achieved. The company continues to seek large contracts and diversify its customer base.

      LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $226,025 and ($235,066) for the six-month periods ended June 30, 1998 and 1999, respectively. The negative operating cash flows for the quarter ending June 30, 1999 occurred primarily as a result to the net loss reported for the period. This negative operating cash flow was partially offset by the $150,000 borrowed by the Company under the terms of the revolving line of credit.

      During the first quarter of 1999, the Company borrowed $22,000 from its current bank under the terms of its advised discretionary credit line. On June 30, 1999, the Company renewed its revolving loan facility through December 31, 1999, and may now borrow up to $450,000 under the terms of the new credit line. See note 3 to financial statements for further details of the companies borrowing facilities.

      MATERIAL COMMITMENTS. The Company currently has no outstanding material commitments.



                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            None.

ITEM 2.     CHANGES IN SECURITIES
            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5.     OTHER INFORMATION
            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the quarter ending June 30, 1999.

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

                                          Lark Technologies, Inc.
                                              (Registrant)



DATE AUGUST 16, 1999                            /S/  VINCENT P. KAZMER
                                                     Vincent P. Kazmer
                                          President and Chief Executive Officer



DATE AUGUST 16, 1999                            /S/ DOUGLAS B. WHEELER
                                                    Douglas B. Wheeler
                                                  Vice President, Finance