Form 10QSB
period 1999-09-30
LARK TECHNOLOGIES INC
filed 1999-11-12
CIK 942134

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 1999

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 1999, there were 3,319,546 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999.




Part I     Financial Information (unaudited)
                                                                           PAGE
      Item 1.    Financial Statements                                      ----

                        Balance Sheet ..................................    1

                        Statements of Income ...........................    2

                        Statements of Cash Flows .......................    3

                        Notes to Financial Statements ..................    4

      Item 2.           Management's Discussion and Analysis of
                        Financial Condition and Results of Operations ..    7


Part II    Other Information ...........................................    9

      Item 1.           Legal Proceedings ..............................    9

      Item 2.           Changes in Securities ..........................    9

      Item 3.           Defaults Upon Senior Securities ................    9

      Item 4.           Submission of Matters to a Vote of Security Holders 9

      Item 5.           Other Information ..............................    9

      Item 6.           Exhibits and Reports on Form 8-K ...............    9

Signatures .............................................................   11

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
              (UNAUDITED INTERIM FINANCIAL STATEMENTS-CONFIDENTIAL)

                                                                            9/30/99
                                                                          -----------
                                                                          (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents ...................................   $   249,498
          Accounts receivable (net) ...................................       877,893
          Due from related parties ....................................           854
          Inventory ...................................................       197,980
          Prepaid expenses ............................................        88,167
                                                                          -----------
Total current assets ..................................................     1,414,392

Property and equipment, net ...........................................       944,567
Other assets, net .....................................................        19,267
                                                                          ===========
Total assets ..........................................................   $ 2,378,226
                                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
          Accounts payable ............................................   $   521,310
          Notes payable ...............................................       555,115
          Capital lease obligations-current portion ...................       192,658
          Accrued expenses ............................................       229,923
          Customer deposits ...........................................       108,357
          Deposits from related parties ...............................        86,889
                                                                          -----------
Total current liabilities .............................................     1,694,252

Capital lease obligations-long term portion ...........................        18,682
                                                                          -----------
Total Liabilities: ....................................................     1,712,934

Stockholders' equity
          Preferred stock, $0.001 par value:
               Authorized shares - 2,000,000
               None issued and outstanding
          Common stock, $0.001 par value:
               Authorized shares - 8,000,000
               Issued shares:3,324,046 and outstanding shares:3,319,546         3,324
          Additional paid-in capital ..................................     2,455,071
          Treasury Stock at cost ......................................        (4,946)
          Amounts due from shareholders ...............................       (15,045)
          Accumulated deficit .........................................    (1,773,113)
                                                                          -----------
Total stockholders' equity ............................................       665,292
                                                                          -----------
                                                                          ===========
Total liabilities and stockholders' equity ............................   $ 2,378,226
                                                                          ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
              (UNAUDITED INTERIM FINANCIAL STATEMENTS-CONFIDENTIAL)

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                          --------------------------    --------------------------
                                              1998           1999           1998           1999
                                          -----------    -----------    -----------    -----------
                                                  (Unaudited)                   (Unaudited)
Revenue:
      Laboratory Services .............   $   678,333    $ 1,468,824    $ 3,054,924    $ 3,712,762

Costs and expenses:
      Costs of services ...............       417,876        713,176      1,430,709      1,995,339
      Sales, general and administrative       643,282        582,088      1,732,691      1,754,247
      Research and development ........        29,595              0         80,338           (395)
                                          -----------    -----------    -----------    -----------
Total costs and expenses ..............     1,090,753      1,295,265      3,243,738      3,749,190
                                          -----------    -----------    -----------    -----------
Operating income (loss) ...............      (412,420)       173,559       (188,814)       (36,428)

Other income and (expense):
      Interest expense ................       (14,266)       (17,519)       (29,446)       (51,708)
      Interest income .................         6,765            715         18,444          6,304
                                          -----------    -----------    -----------    -----------
Total other income (expense) ..........        (7,501)       (16,804)       (11,002)       (45,404)
                                          -----------    -----------    -----------    -----------
Income (Loss) before income taxes .....      (419,921)       156,756       (199,816)       (81,831)

Provision for income taxes ............        (9,470)             0              0              0
                                          -----------    -----------    -----------    -----------

Net income (loss) .....................    $ (410,451)   $   156,756     $ (199,816)    $ ( 81,831)
                                          ===========    ===========    ===========    ===========


Basic and diluted earnings (loss)
        per common share ..............    $ (   0.12)   $      0.05     $    (0.06)    $    (0.02)
                                          ===========    ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            ----------------------
                                                               1998         1999
                                                            ---------    ---------
                                                                  (Unaudited)
OPERATING ACTIVITIES
Net (loss) ..............................................   $(199,816)   $( 81,831)
Adjustments to reconcile net (loss)
   to net cash provided by (used in) operating activities
          Depreciation and amortization .................     177,462      229,470
          Changes in operating assets and liabilities:
               Accounts receivable ......................     278,820     (279,099)
               Inventory ................................     (35,346)     (58,201)
               Prepaid expenses .........................       8,552       51,761
               Other Assets .............................                    1,799
               Due from related parties .................      55,369       13,326
               Accounts payable .........................     107,288     (109,164)
               Accrued expenses .........................      (2,067)      99,130
               Deposits .................................    (132,615)     (83,632)
                                                            ---------    ---------
Net cash provided by (used in) operating activities .....     257,647     (216,441)

INVESTING ACTIVITIES
          Purchases of property and equipment ...........    (169,475)     (96,549)
                                                            ---------    ---------
Net cash used in investing activities ...................    (169,475)     (96,549)

FINANCING ACTIVITIES
          Proceeds from issuance of notes payable .......        --        480,567
          Principal payments on notes payable ...........     (24,947)    (213,399)
          Principal payments on capital lease ...........     (94,462)    (170,187)
          Purchase Treasury shares of common ............      (4,945)
                                                            ---------    ---------
Net cash provided by (used in) financing activities .....    (124,354)      96,981
                                                            ---------    ---------
Net (decrease) in cash and cash equivalents .............     (36,182)    (216,009)
Cash and cash equivalents at beginning of period ........     626,003      465,506
                                                            ---------    ---------
Cash and cash equivalents at end of period ..............   $ 589,821    $ 249,497
                                                            =========    =========

NONCASH FINANCING ACTIVITIES:
          Capital lease to acquire equipment ............   $ 463,183         --
          Insurance Note Payable ........................   $  43,620    $  59,805
          Deferred Loan costs-Additional Paid-in-Capital         --          4,317

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



4.       NOTES PAYABLE

         On June 30, 1999, the Company renewed its revolving line of credit and extended the maturity to December 31, 1999. Under the terms of its revolving line, the company may borrow up to $450,000 at the bank's prime rate (8.25% at September 30, 1999) plus 2%. The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On September 30, 1999 the Company had a borrowing base of $435,068 against which $366,787 was outstanding. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. As of September 30, 1999, the Company was in compliance with all required financial ratios and specific net worth requirements.

         On March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the line of credit described above. Under the terms of this discretionary credit, the Company was able to borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provided for the borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provided for repayment terms up to 36 months and matured on May 31, 1999. On January 5, 1999, the Company borrowed $22,000 against this line of credit for the purchase of lab equipment. Although this credit facility was not renewed, the $17,111 remaining balance of the loan (above) continued with its original terms.

         On July 13, 1999, the company arranged a $200,000 term loan from the same bank that extended the revolving credit facility. Under the terms of the loan, the company is to make substantially equal payments over a six-month period ending with the last payment on January 15, 2000. Interest on the loan is at the bank's prime rate (8.25% at September 30, 1999). As additional security for this loan, certain stockholders of the Company agreed to provide guarantees that total $250,000 in exchange for warrants to purchase the Companies common stock. See note 6 to the financial statements for further details.

5.       EARNINGS PER SHARE

         The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                               FOR THE THREE MONTHS ENDING    FOR THE NINE MONTHS ENDING
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                   1998         1999               1998         1999
                                                 ----------------------          ----------------------
Weighted average common shares outstanding: .    3,323,182    3,319,546          3,323,755    3,319,546
Dilutive securities - employee stock options:       16,893      139,463             19,137       50,632
                                                 ----------------------          ----------------------
Weighted average common shares outstanding
 assuming full dilution: ....................    3,340,075    3,459,009          3,342,892    3,370,178
                                                 ======================          ======================

         Options to purchase 163,000 and 268,322 shares of common stock were outstanding during 1998 and 1999 respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

6.       COMMITMENTS AND CONTINGENCIES

STOCK OPTIONS AND WARRANTS

         During May through September of 1999 inclusive, the Company issued options to certain employees in conjunction with a salary reduction plan instituted May 1, 1999, with an exercise price of $0.75 per share.

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

         During July of this year, the Company issued warrants to certain stockholders who provided $250,000 in personal guarantees as collateral for a $200,000 term loan. These warrants provide the holders with the option to purchase a total of 250,000 shares of the Company's common stock. Under the terms of the warrants, 125,000 warrants shares may be redeemed by the Company if the guaranteed loan is repaid within the terms of the loan at a redemption price of $.25 per share. The balance of the warrants are not redeemable by the Company. These warrants provide for variable vesting and have a life of 3 years.

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

GENERAL

         Lark is a leading molecular biology Contract Research Organization
(CRO) providing services to the pharmaceutical and biotechnology industries worldwide. Lark's service portfolio consists of various DNA sequencing and molecular biology services as follows:

o AUTOMATED DNA SEQUENCING SERVICES. Lark applies automated sequencing techniques to generate high throughput DNA sequence and fast turnaround screening information, including genome sequencing, shotgun sequencing and shotgun library construction services.

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

RESULTS OF OPERATIONS

         GROSS REVENUES. Gross revenues increased 117% from $678,333 to $1,468,824 for the three-month periods ended September 30, 1998 and 1999, respectively. Gross revenues increased 22% from $3,054,924 to $3,712,762 for the nine-month periods ended September 30, 1998 and 1999, respectively. The increase in revenues for the quarter and nine-month period was attributable to the success of the new operating format put into place by the Company last year. This new format which consists of three new services, a new lab facility in the UK and a larger, more effective sales and marketing department has provided the Company with a broader base of revenue. This broader revenue base has allowed the Company to report its highest quarterly revenue to date in a quarter that has historically been it's lowest.

         COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 71% from $417,876 to $713,176 for the three month periods ended September 30, 1998 and 1999, respectively, and increased 39% from $1,430,709 to $1,995,339 for the nine month periods ended September 30, 1998 and 1999, respectively. Cost of services increased due to the proportional increase of the variable costs that resulted from higher sales volume. Costs of services as a percentage of revenue were 62% and 49% for the three month periods ending September 30, 1998 and 1999, respectively, and 47% and 54% for the nine month periods ending September 30, 1998 and 1999, respectively. The decrease in the percentage for the quarter ending September 30, 1999 resulted from the higher sales volume because a relatively high percentage of these costs are fixed and do not increase directly with sales volume. The increase in the percentage for the nine-month period ending September 30, 1999 occurred due to the additional expenses necessary to add the new services. Since these expenses were incurred well before the revenue from those services began, the percentage of cost of services to revenues increased.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses decreased 10% from $643,282 to $582,088 for the three month periods ended September 30, 1998 and 1999, respectively, and increased 1% from $1,732,691 to $1,754,247 for the nine month periods ended September 30, 1998 and 1999, respectively. The decrease in expenses for the quarter ended September 30, 1999 was attributable to a reduction in staff and a voluntary payroll reduction in effect since May 1999. Sales, general and administrative expenses as a percentage of revenue were 95% and 40% for the three month periods ending September 30, 1998 and 1999, respectively, and 57% and 47% for the nine month periods ended September 30, 1998 and 1999, respectively.

         RESEARCH AND DEVELOPMENT. Research and development costs decreased 100% from $29,595 to $0 for the three month periods ended September 30, 1998 and 1999, respectively, and 100% from $80,338 to ($395) for the nine month periods ended September 30, 1998 and 1999, respectively. The decrease in research and development costs was attributable to decreases in expenditures for the gene senescence project. Research and development costs as a percentage of revenue were 4% and 0% for the three month periods ended September 30, 1998 and 1999, respectively, and 3% and 0% for the nine month periods ended September 30, 1998 and 1999, respectively.

         VARIABILITY OF FUTURE OPERATING RESULTS. For the first nine months of 1999, the Company continued the plan it started in 1998 toward a broader base of services. The Company experienced a significant revenue increase during the quarter ended September 30, 1999 due in large part to the revenues from the new services now offered and the new lab now operating in the UK. As the Company continues with it's new format, revenues will be variable as the new programs become more widely known and net losses may be experienced until the new programs being implemented become fully effective. Once these changes are fully in place, the Company's revenue and net income have the potential for much higher levels than have been historically achieved. The company continues to seek large contracts and diversify its customer base.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $257,648 and ($280,562) for the nine-month periods ended September 30, 1998 and 1999, respectively.

         On June 30, 1999, the Company renewed its revolving loan facility through December 31, 1999, and may now borrow up to $450,000 under the terms of the new credit line. See note 3 to financial statements for further details of the companies borrowing facilities.

         On July 13, 1999, the Company borrowed an additional $200,000 from the same bank that provided the revolving loan facility. This loan, which is to be repaid in six approximately equal payments, was guarantee by certain shareholders of the Company and provides for interest at the bank's prime rate. See notes 4 and 6 to the financial statements for further details.

         The Company is currently negotiating a lease for a new facility in Houston with approximately 15,000 square feet to replace its existing one. Under the terms of the lease, the Company will make monthly lease payments that escalate in increments over the 10-year term of the lease. At the end of the seventh year, the Company may terminate the lease by making certain payments to the landlord. The Company expects to occupy the new facility in January 2000.

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

            No reports on Form 8-K were filed during the quarter ending September 30, 1999.

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

       10.14(2) The portion of the Minutes of the Executive Session of the Meeting of the Board of Directors of the Company held
                December 8,1995, establishing and defining the bonus plan for 1996 under which the chief executive officer, chief financial officer, and other employees may receive cash bonuses as part of their compensation.

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



                                      Lark Technologies, Inc.
                                            (Registrant)



Date November 12, 1999                /s/ VINCENT P. KAZMER.
             ---------                --------------------------------
                                          Vincent P. Kazmer
                                          President and Chief Executive Officer

Date November 12, 1999                /s/ DOUGLAS B. WHEELER.
             ---------                ------------------------------------
                                          Douglas B. Wheeler
                                          Vice President, Finance