Form 10KSB40
period 1999-12-31
LARK TECHNOLOGIES INC
filed 2000-03-30
CIK 942134

================================================================================

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                           For the transition period from ______ to ______

                             LARK TECHNOLOGIES, INC.
         (Exact name of small business issuer as specified in its charter)

                DELAWARE                                  73-1461841
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                 Identification No.)

9441 W. SAM HOUSTON PKWY. SOUTH, SUITE 103            (713) 779-3663
          HOUSTON, TX  77099                     (Issuer's telephone number)
 (Address of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ending December 31, 1999 were $5,071,753.

The aggregate market value of the voting stock held by non-affiliates is $5,574,388 based on a closing price of $2.00 on December 31, 1999.

                 APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 1999, there were 3,324,046 shares of Common Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):   Yes  No  [X]

================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

Part I                                                                  PAGE
                                                                        ----

   Item 1.  Description of Business.......................................1

   Item 2.  Description of Property.......................................6

   Item 3.  Legal Proceedings.............................................6

   Item 4.  Submission of Matters to a Vote of Security Holders...........6


Part II

   Item 5.  Market for Common Equity and Related Stockholder Matters......6

   Item 6.  Management's Discussion and Analysis..........................7

   Item 7.  Financial Statements..........................................9

                  Balance Sheet..........................................11

                  Statements of Operations...............................12

                  Statements of Cash Flows...............................14

                  Notes to Financial Statements..........................16

   Item 8.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................27


Part III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..........27

   Item 10. Executive Compensation.......................................30

   Item 11. Security Ownership of Certain Beneficial Owners and
              Management.................................................31

   Item 12. Certain Relationships and Related Transactions...............33

   Item 13. Exhibits and Reports on Form 8-K.............................34

Signatures...............................................................36

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

      COMPANY HISTORY. Lark Sequencing Technologies, Inc. ("Sequencing") was incorporated as a Delaware corporation in May 1990. Sequencing's corporate predecessor was organized in 1989 for the purposes of (i) marketing standard gene sequencing technologies used by scientists at Baylor College of Medicine in Houston, Texas and (ii) marketing software developed at Baylor College of Medicine used for sequencing.

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

o DNA SEQUENCING SERVICES. Lark has assembled a breadth of DNA sequencing services to meet a variety of end user applications. The Company has extensive expertise in DNA sequencing and has incorporated multiple sequencing technologies into its laboratory to accommodate both high throughput and high complexity projects. Depending upon the nature of a project Lark will develop an optimal sequencing strategy to generate consistent, high quality sequence data for use in applications spanning research to Food and Drug (FDA) submissions.

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

            FDA SEQUENCING. Lark's Food and Drug Administration (FDA) sequencing service generates 100% accurate DNA sequence verification for a sequence region of interest. Usually, Lark sequences the insert and flanking regions of the sequence to be expressed to confirm no modifications have occurred to the sequence during the cell banking and production process.

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

o CAPITALIZE ON THE CURRENT CUSTOMER BASE AND LEVERAGE REPEAT BUSINESS. The Company has significant relationships with a number of leading biotechnology companies and has served 18 of the 20 largest pharmaceutical companies. The Company has also attained a high level of repeat business. Lark believes it can further capitalize on its commercial relationships by enhancing its direct sales force and applying an account focused approach to its selling process.

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

      The Company has many attributes which have enabled it to compete in this complex environment. The Company is recognized as a quality leader among contract molecular biology service providers and has operated under the direction of industry professionals for more than six years. The Company's technical team follows standard operating procedures which help to produce consistent, high quality results. Because services are performed in compliance with GLPs as specified by the FDA, Lark can undertake projects that support applications to the FDA. Finally, the Company provides a breadth of molecular biology services with flexible protocols to meet project specific objectives.

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

      GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL LAWS. The Company is subject to regulations concerning laboratory and occupational safety practices, the use and handling of hazardous chemicals and radioisotopes, and environmental protection. The Company believes that it is in general compliance with such applicable federal, state and local regulations and does not estimate the costs to comply with these regulations will not be material.

      EMPLOYEES. As of December 31, 1999, the Company had a total of 45 full time employees of which 35 were based in the US and 10 were based in the UK. The Company believes that its employee relations are good, but can make no assurances that it will continue to be able to attract and retain qualified employees. The Company also has engaged the services of consultants when appropriate.

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



ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases 15,544 square feet of office and laboratory space for its corporate headquarters in Houston, Texas pursuant to a lease which expires December 31, 2009. The Company also leases office space for its European branch office. The European branch office, originally located in Hove, England, was moved to Saffron Walden, England in March, 1996 pursuant to a lease which expires on May 31, 2000. Future amounts due under the terms of these leases are detailed in Note 9 - "Commitments and Contingencies - Leases" of the financial statements. The Company carries commercial insurance which it deems sufficient to cover loss of lab equipment or occupancy privileges.


ITEM 3. LEGAL PROCEEDINGS

      None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.




                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company has been eligible to be quoted on the Nasdaq Bulletin Board system under the symbol LDNA since the fourth quarter of 1995. As reported by America On Line, the high and low bids for each quarter of 1998 and 1999 are shown on the following table. These bids reflect the price paid by the buyer, and do not include the commission withheld by the broker(s).




STOCK PRICES
                                                1998              1999
                                           ---------------   ---------------
                                             HIGH    LOW      HIGH    LOW
 Quarter Ending March 31,                   $1.03   $0.75     $1.03  $0.68
 Quarter Ending June 30,                    $0.81   $0.50     $0.87  $0.50
 Quarter Ending September 30,               $1.03   $0.50     $1.03  $0.50
 Quarter Ending December 31,                $1.65   $0.68     $2.43  $0.62

      As of December 31, 1999, there were approximately 2,026 holders of record of the Common Stock.

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

      In addition to the new services, the Company established a new lab operation in its Saffron Walden, England facility. Although the Company has maintained a sales office in the UK for many years, this is the first lab facility the Company has established there. This facility employs ten full time people and utilizes equipment which costs approximately $321,000.

RESULTS OF OPERATIONS

      GROSS REVENUES. Gross revenues increased 24% from $4,089,050 to $5,071,753 for the years ended December 31, 1998 and 1999, respectively. The growth came from increases in most product lines, with the fastest growth occurring in areas relating to gnomic DNA sequencing, testing of industrially important cell lines and in assays relating to pre-clinical and clinical testing of new biopharmaceuticals.

      COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 24% from $2,065,604 to $2,557,793 for the years ended December 31, 1998 and 1999, respectively. The increase in costs of services was required to produce the additional revenues in 1999 compared to 1998. Costs of services as a percentage of revenue were 51% and 50% for the years ended December 31, 1998 and 1999, respectively.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses decreased 5% from $2,463,818 to $2,343,237 for the years ended December 31, 1998 and 1999, respectively. Sales, general and administrative expenses as a percentage of revenue were 60% and 46% for the years ended December 31, 1998 and 1999, respectively. In previous years, the occupancy costs for the UK office were included in this caption because they were primarily a sales and marketing office. During 1998, six additional employees were hired to start the UK lab in the space currently occupied by the UK office and provide sales support for it. Since most of these lab costs occurred late in the year the amount of overhead allocated to costs of services were relatively immaterial. As a larger portion of the occupancy costs were related to the UK lab during 1999, the costs allocated to sales general and administrative expenses decreased.

      RESEARCH AND DEVELOPMENT. Research and development costs were $63,946 and $0 for the years ended December 31, 1998 and 1999, respectively. Research and development costs as a percentage of revenue were 2% and 0% for the years ended December 31, 1998 and 1999, respectively. The expenses in 1998 were related to the development of new services and the gene senescence project described in
Item 1 "Description of Business" above. In 1998, research and development expenses decreased because the Company discontinued payments under the Sponsored Research Agreement and related consulting agreement with the principal researcher as described in note 9 to the financial statements.

      VARIABILITY OF FUTURE OPERATING RESULTS. The growth in annual revenues was largely attributable to the improved results of the 3rd and 4th quarters as Lark's new business model began to perform as planned. Although the Company expects higher and less variable revenue streams as a result of these changes, the ultimate success of these changes can not be reasonably predicted.

      LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $246,970 and $29,026 for the years ended December 31, 1998 and 1999, respectively. The decrease in operating cash flow was due to the increase in accounts receivable that resulted from higher levels of revenue and a reduction to accounts payable made possible from the improved profitability.

      During 1998, the Company invested $172,017 in laboratory equipment and an additional $519,618 in lab equipment subject to capital leases mentioned in note 9 to the financial statements in order to support the current and expected increase in revenues made possible by the addition of the new services and lab in the UK.

      The Company's bank debt totaled approximately $415,000 at December 31, 1999, and was made up of three components. The first component, totaling approximately $15,000, is an equipment loan made to the company at the beginning of 1999 and due in 2002. The second, totaling approximately $367,000, is the Company's line of credit with its principal bank which matures December 31, 2000. The final component, totaling approximately $33,000 is the balance of a term loan the Company borrowed in July 1999 and paid off during January 2000. Other debt totaled approximately $34,000 at December 31, 1999.

 Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through a combination of existing or proposed credit facilities and future operating results.

      MATERIAL COMMITMENTS. The Company currently has no outstanding material commitments.

ITEM 7. FINANCIAL STATEMENTS

LARK TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998


                                    CONTENTS

                                                                            PAGE
                                                                            ----

Report of Independent Auditors...............................................10

Financial Statements

      Balance Sheet as of December 31, 1999..................................11

      Statements of Operations for
        Years Ended December 31, 1998 and 1999...............................12

      Statements of Stockholders' Equity for
        Years Ended December 31, 1998 and 1999...............................13

      Statements of Cash Flows for
        Years Ended December 31, 1998 and 1999...............................14

Notes to Financial Statements................................................16

                         REPORT OF INDEPENDENT AUDITORS

Lark Technologies, Inc.
Board of Directors and Stockholders

We have audited the accompanying balance sheet of Lark Technologies, Inc. (the "Company") as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lark Technologies, Inc. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                    ERNST & YOUNG LLP
Houston, Texas
February 25, 2000

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1999

ASSETS
Current assets:
     Cash and cash equivalents ................................     $   270,830
     Accounts receivable ......................................         925,109
     Inventory ................................................         229,728
     Prepaid expenses .........................................          60,308
                                                                    -----------
Total current assets ..........................................       1,485,975

Property and equipment, net ...................................         914,186
Other assets, net .............................................          30,750
                                                                    -----------
Total assets ..................................................     $ 2,430,911
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .........................................     $   583,838
     Notes payable, current portion ...........................         441,709
     Capital lease obligation, current portion ................         143,155
     Due to related parties ...................................          19,634
     Accrued expenses .........................................         162,747
     Customer deposits ........................................         134,702
     Deposits from related parties ............................          86,889
                                                                    -----------
Total current liabilities .....................................       1,572,674
Notes payable, less current portion ...........................           7,945
Capital lease obligation, less current portion ................           9,410
                                                                    -----------
Total liabilities .............................................       1,590,029

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value:
          Authorized shares - 2,000,000
          None issued and outstanding
     Common stock, $0.001 par value:
          Authorized shares - 8,000,000
          Outstanding shares - 3,324,046
          Issued shares .......................................           3,324
     Additional paid-in capital ...............................       2,513,271
     Treasury stock at cost ...................................          (4,946)
     Amounts due from stockholders ............................         (15,045)
     Accumulated deficit ......................................      (1,655,722)
                                                                    -----------
Total stockholders' equity ....................................         840,882
                                                                    -----------
Total liabilities and stockholders' equity ....................     $ 2,430,911
                                                                    ===========

SEE ACCOMPANYING NOTES.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                     YEARS ENDED  DECEMBER 31,
                                                    ---------------------------
                                                        1998           1999
                                                    -----------     -----------
Revenue:
     Laboratory Services .......................    $ 4,089,050     $ 5,071,753

Costs and expenses:
     Costs of services .........................      2,065,604       2,557,793
     Sales, general and administrative .........      2,463,818       2,343,237
     Research and development ..................         63,946            --
                                                    -----------     -----------
Total costs and expenses .......................      4,593,368       4,901,030
                                                    -----------     -----------
Operating income (loss) ........................       (504,318)        170,723

Other income and (expense):
     Interest expense ..........................        (43,897)       (130,025)
     Interest income ...........................         22,637           6,890
                                                    -----------     -----------
Total other income (expense) ...................        (21,260)       (123,135)
                                                    -----------     -----------
Income (loss) before income taxes ..............       (525,578)         47,588

Provision for income taxes .....................           --            12,028
                                                    -----------     -----------
Net income (loss) ..............................    ($  525,578)    $    35,560
                                                    ===========     ===========



Basic and diluted earnings per common share ....    ($     0.16)    $      0.01
                                                    ===========     ===========

SEE ACCOMPANYING NOTES.

                             LARK TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1998, & 1999

                                                   COMMON STOCK                                     TREASURY STOCK
                                           ----------------------------    ADDITIONAL      -----------------------------
                                              SHARES          AT PAR         PAID-IN
                                           OUTSTANDING         VALUE         CAPITAL         SHARES          AT COST
                                           -------------    ------------  --------------   -----------    --------------

                                           -------------    ------------  --------------   -----------    --------------
BALANCE AT DECEMBER 31, 1997                  3,324,046          $3,324      $2,450,754                              $0
                                           =============    ============  ==============   ===========    ==============

     Common Stock repurchased                                                                   1,000            (1,192)
     Common Stock repurchased                                                                   1,000            (1,098)
     Common Stock repurchased                                                                   2,500            (2,656)

     Net Loss

                                           -------------    ------------  --------------   -----------    --------------
BALANCE AT DECEMBER 31, 1998                  3,324,046          $3,324      $2,450,754         4,500           ($4,946)
                                           =============    ============  ==============   ===========    ==============

     Warrants issued for loan guarantees                                         62,517


     Net Income

                                           -------------    ------------  --------------   -----------    --------------
BALANCE AT DECEMBER 31, 1999                  3,324,046          $3,324      $2,513,271         4,500           ($4,946)
                                           =============    ============  ==============   ===========    ==============

                                               AMOUNTS
                                              DUE FROM         ACCUMULATED
                                            STOCKHOLDERS         DEFICIT            TOTAL
                                           --------------    --------------   ----------------

                                           --------------    --------------   ----------------
BALANCE AT DECEMBER 31, 1997                    ($15,045)      ($1,165,705)        $1,273,328
                                           ==============    ==============   ================

     Common Stock repurchased                                                          (1,192)
     Common Stock repurchased                                                          (1,098)
     Common Stock repurchased                                                          (2,656)

     Net Loss                                                     (525,577)          (525,577)

                                           --------------    --------------   ----------------
BALANCE AT DECEMBER 31, 1998                    ($15,045)      ($1,691,282)          $742,805
                                           ==============    ==============   ================

     Warrants issued for loan guarantees                                               62,517


     Net Income                                                     35,560             35,560

                                           --------------    --------------   ----------------
BALANCE AT DECEMBER 31, 1999                    ($15,045)      ($1,655,722)          $840,882
                                           ==============    ==============   ================

SEE ACCOMPANYING NOTES

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                        YEARS ENDED DECEMBER 31,
                                                        -----------------------
                                                          1998          1999
                                                        ---------     ---------

OPERATING ACTIVITIES
Net income (loss) ..................................    ($525,577)    $  35,560
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities
     Depreciation and amortization .................      214,352       308,750
     Non-cash loan costs from issuance of warrants .         --          62,517
     Provision for losses on accounts receivables ..      150,000          --
     Changes in operating assets and liabilities:
          Accounts receivable ......................      229,106      (326,113)
          Inventory ................................     (115,771)      (89,949)
          Prepaid expenses .........................       22,011        90,416
          Other assets .............................            2       (14,000)
          Due from related parties .................       42,714        33,126
          Accounts payable .........................      409,891       (45,948)
          Accrued expenses .........................     (112,667)       31,954
          Deposits .................................      (67,091)      (57,287)
                                                        ---------     ---------
Net cash provided by operating activities ..........      246,970        29,026

INVESTING ACTIVITIES
Purchases of property and equipment ................     (172,017)     (126,408)
                                                        ---------     ---------
Net cash used in investing activities ..............     (172,017)     (126,408)

FINANCING ACTIVITIES
Principal payments on notes payable ................     (236,231)     (301,292)
Proceeds from notes payable ........................      216,480       452,000
Repayment on capital lease obligations .............     (210,753)     (248,002)
Repurchase common stock ............................       (4,946)         --
                                                        ---------     ---------
Net cash used in financing activities ..............     (235,450)      (97,294)
                                                        ---------     ---------
Net decrease in cash and cash equivalents ..........     (160,497)     (194,676)
Cash and cash equivalents at beginning of year .....      626,003       465,506
                                                        ---------     ---------
Cash and cash equivalents at end of year ...........    $ 465,506     $ 270,830
                                                        =========     =========

SEE ACCOMPANYING NOTES

                             LARK TECHNOLOGIES, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                            --------------------
                                                              1998        1999
                                                            --------    --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest ..........................................    $ 43,897    $ 67,508
     Income taxes ......................................        --          --
Noncash activities:
     Capital lease to acquire property and equipment ...    $519,618    $ 19,039
     Note payable for prepaid insurance ................    $ 43,620    $ 70,805

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

2.  ACCOUNTING POLICIES

INVENTORY

      Finished goods inventory consists of the direct and indirect costs to produce quantitative polymerase chain reaction (QPCR) assays held for resale. At December 31, 1999 finished goods inventory was $149,656.

      Work in process inventory includes the direct and indirect costs associated with projects that had been started but not yet completed at December 31, 1999. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project up to the point of measurement such as the end of an accounting period. At December 31, 1999, work in process inventory was $80,072.

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

                             LARK TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation and amortization expense is recorded over the estimated useful lives of the assets on a straight-line basis. The cost of repairs and maintenance is expensed as incurred. The estimated useful lives of assets are as follows:

Laboratory equipment                                  5 years
Furniture and fixtures                                5 years
Computer equipment                                    30 months to 5 years
Leasehold improvements                                10 years

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

ADVERTISING COSTS

      The Company expenses all advertising costs as incurred. Total advertising expense for 1998 and 1999 was $97,036 and $83,415, respectively.

INCOME TAX

      The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statements and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivatives depends on

                             LARK TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and early adoption is permitted. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on net income or the financial position of the Company.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which the Company is required to adopt in the first quarter of 2000. In March 2000, the SEC issued SAB 101A and temporarily delayed the adoption. SAB 101 clarifies how existing revenue recognition rules should be applied. The Company is currently evaluating their revenue recognition policies and the effect of adoption.

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


4.   ACCOUNTS RECEIVABLE

      Accounts receivable at December 31, 1999 is presented net of an allowance for doubtful accounts of approximately $24,000.


5.  PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31, 1999:

Laboratory equipment .......................................        $ 1,786,224
Furniture and fixtures .....................................             93,205
Computer equipment .........................................            375,861
Leasehold improvements .....................................             70,342
                                                                    -----------
                                                                      2,325,632
Less accumulated depreciation and amortization .............         (1,411,446)
                                                                    -----------
Property and equipment, net ................................        $   914,186
                                                                    ===========

                             LARK TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  ACCRUED EXPENSES

      Accrued expenses consisted of the following at December 31, 1999:

Accrued payments under sponsored research agreement ............        $ 10,000
Accrued audit and tax preparation fees .........................          36,750
Accrued salary costs, payroll taxes and insurance ..............          60,998
Accrued UK VAT tax payable .....................................          29,555
Accrued legal and professional expenses ........................          12,000
Accrued state income taxes .....................................          12,028
Other ..........................................................           1,416
                                                                        --------
                                                                        $162,747
                                                                        ========

7.  NOTES PAYABLE

            At December 31, 1999, the Company had a revolving line of credit with a bank. The terms of this revolving line of credit provided for maximum borrowings of $450,000. Borrowings were to bear interest at the bank's prime rate (8.5% at December 31, 1999) plus 2%. This line of credit expired December 31, 1999 and was renewed that same day. Under the terms of the new line of credit, granted by the same bank, the terms and conditions are unchanged except that the maximum borrowings were raised to $600,000 and the line currently expires December 31, 2000. The line of credit is secured by qualified accounts receivable of the Company. At December 31, 1999, the Company had $366,787 outstanding under this line of credit. The borrowing base for this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On December 31, 1999, the company had an unused line of credit of $233,213. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. The Company was in compliance with all required covenants at December 31, 1999.

      On March 13, 1998, the company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the revolving credit line. Under the terms of this discretionary credit, the Company was able to borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provided for borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provided for repayment terms up to 36 months and matured on May 31, 1999. Although this credit facility was not renewed, the Company used a portion of this line prior to its expiration to finance certain pieces of lab equipment and, at December 31, 1999 the Company had $15,278 outstanding under this loan.

      On July 13, 1999, the Company arrange a $200,000 term loan from the same bank that extended the revolving credit facility. Under the terms of the loan, the Company was to make substantially equal payments over a six-month period ending with the last payment on January 15, 2000. At December 31, 1999, the Company had $33,335 outstanding under this loan. Interest on this loan was at the bank's prime rate (8.5% at December 31, 1999). As additional security for this loan, certain stockholders of the Company agreed to provide guarantees that totaled $250,000 in exchange for warrants to purchase the Company's common stock. (See note 9.)

      Other debt totaled $34,254 at December 31, 1999.

8.  FEDERAL INCOME TAX

      At December 31, 1999, the Company had net operating loss carryforwards of $1,843,097 for income tax purposes that expire in 2005 through 2019. These net operating loss carryforwards may be limited as a result of ownership changes resulting from issuance of common stock.

                             LARK TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recorded against the Company's net deferred tax assets because of the Company's cumulative loss position.



      Significant components of the Company's deferred tax liability and assets are as follows at December 31, 1999:

Deferred tax liabilities:

    Accumulated Depreciation ..............................           $ (35,614)
                                                                      ---------
Total deferred tax liabilities ............................             (35,614)

Deferred tax assets:

    Bad debt allowance ....................................               8,039

    Net Operating loss carryforward .......................             626,653
                                                                      ---------
Total deferred tax assets .................................             634,692
Valuation allowance .......................................            (599,078)
                                                                      ---------
Net Deferred tax assets ...................................           $       0
                                                                      =========

      The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                         1998                     1999
                                 ---------------------    --------------------
                                  AMOUNT      PERCENT      AMOUNT     PERCENT
                                 ---------   ---------    ---------  ---------
Tax at U.S. statutory rates ..   $(178,696)        (34%)  $  16,180         34%
State income taxes ...........        --             0%      12,028         25%
Change in valuation
  allowance ..................     154,876          29%      (6,180)       (13%)
Other ........................      23,820           5%     (10,000)       (21%)

                                 ---------   ---------    ---------  ---------
                                 $    --          --      $  12,028         25%
                                 =========   =========    =========  =========

9.  COMMITMENTS AND CONTINGENCIES

STOCK OPTION  AND WARRANTS

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

      The Company applies APB 25 in accounting for the Plan. Because the exercise price of the options was equal to the market value of the stock at the

                             LARK TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

date of grant, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and net income per common share is required by FASB Statement No. 123 as if the Company had accounted for its incentive stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing ("Black-Scholes") model for the 1999 and 1998 options granted with the following weighted average assumptions: (I) risk-free interest rates ranging from 5.00% to 6.50% (ii) a dividend yield of 0% for both years, (iii) volatility factors of the expected market price of the company's common stock of .71% and 1.07%, respectively, and (iv) a weighted average expected life of two years and five years respectively.

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

                                                            YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                                    1998                           1999
                                        ---------------------------     --------------------------
                                             As                              As
                                          REPORTED       PRO FORMA        REPORTED      PRO FORMA
                                        -----------     -----------     -----------    -----------
Net income (loss) ..................    $  (525,577)    $  (612,971)    $    35,560    $   (92,321)

Basic and diluted net income (loss)
  per common share .................    $     (0.16)    $     (0.18)    $      0.01    $     (0.03)

      During 1998 and 1999, the Company issued incentive stock options under the Plan, which had exercise prices equal to the fair market value of the common stock at the date of grant. A summary of the Company's stock options activity and related information follows:

                                                   YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------
                                                   1998                              1999
                                                 WEIGHTED                          WEIGHTED
                                                  AVERAGE                           AVERAGE
                                 OPTIONS       EXERCISE PRICE      OPTIONS       EXERCISE PRICE
                              -------------    -------------    -------------    -------------
Outstanding-
   Beginning of year .....          264,963    $      1.8198          260,706    $        1.80
   Granted ...............           65,250    $        1.60          216,606    $        0.73
   Exercised .............             --               --               --               --
   Forfeited .............           69,507    $        1.70          168,205    $        1.73
                              -------------    -------------    -------------    -------------
Outstanding - end of year.          260,706    $        1.80          309,107    $        1.38

Options exercisable at
   year-end ..............          132,206                           154,827
Weighted average fair
    value of options
    granted during the
    year .................    $        0.48                     $        0.64

                             LARK TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      The following summarizes information related to stock options outstanding at December 31, 1999:

                        OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                  ---------------------------------  ----------------------
                                         WEIGHTED
                             WEIGHTED    AVERAGE                 WEIGHTED
   RANGE OF                  AVERAGE    REMAINING                AVERAGE
   EXERCISE                  EXERCISE   CONTRACTUAL              EXERCISE
    PRICES        OPTIONS     PRICE        LIFE      OPTIONS      PRICE
----------------  --------   ---------  -----------  ---------  -----------
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

$0.47 - $0.98     208,857     $0.73      9.9 yrs.     114,581     $0.72
$1.42 - $2.45     100,250     $1.84      7.9 yrs       40,250     $1.79
                  --------                           ---------
                  309,107     $1.09      9.3 yrs.     154,831     $1.00
                  ========                           =========

At December 31, 1999, there are 203,678 options available for future grants under the Plan.

      During May through September of 1999 inclusive, the Company issued options to certain employees in conjunction with a salary reduction plan instituted May 1, 1999, with an exercise price of $0.75 per share.

      During July of 1999, the Company issued warrants to certain stockholders who provided $250,000 in personal guarantees as collateral for a $200,000 term loan. These warrants provided the holders with the options to purchase a total of 250,000 shares of the Company's common stock at $.25 per share. Under the terms of the warrants, 125,000 warrant shares may be redeemed by the Company if the guaranteed loan is repaid within the terms of the loan at a redemption price of $0.25 per share. If not redeemed, the exercise period of these warrants is from January 15, 2000 until June 30, 2002. The balance of the warrants are not redeemable by the Company and are exercisable from June 30, 1999 until June 30, 2002.

LEASES

      The Company leases certain real estate for its corporate office and branch office in the United Kingdom, as well as certain equipment under noncancelable lease agreements which expire at various dates. Total rent expense for all operating leases for 1998 and 1999 was $287,794 and $365,546 respectively.

                             LARK TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      Future minimum payments under these operating leases are as follows:

           FOR THE YEAR ENDING DECEMBER 31,
           --------------------------------
                        2000                 $131,594
                        2001                  145,468
                        2002                  145,468
                        2003                  154,756
                        2004                  154,756
                                             --------
                                              732,042
                                             ========

      The gross amount of assets recorded under capital leases at December 31, 1999 was $584,995. The related acumulated amortization was $163,406 at December 31, 1999. Under the terms of the capital leases, the Company is obligated to make payments as set forth in the table below and, subject to certain conditions, may purchase the equipment at the end of the lease for a nominal amount.


      Future minimum payments under these capital leases are as follows:

      2000                                                           $149,430
      2001                                                              6,218
      2002                                                              6,218
                                                                     --------
                                                                      161,866
            Less interest portion of payments                           9,301
                                                                     --------

            Net present value of lease payments                       152,565

            Less current portion                                      143,155
                                                                     --------

            Capital lease obligation less current portion            $  9,410
                                                                     ========

Amortization of capital lease asset is included in depreciation expense.

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

SPONSORED RESEARCH CONTRACT AND CONSULTING AGREEMENT

      The Company entered into a sponsored research contract on August 1, 1995, whereby the Company is required to fund certain research and development efforts being performed by Baylor College of Medicine ("Baylor"). The research and development is being performed pursuant to the Patent License

                             LARK TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Agreement described in this Note. The agreement expired on July 31, 1997 and required the Company to pay Baylor a total of $53,739 annually in monthly installments over the term of the contract. At December 31, 1999, the Company owed $10,000 to Baylor under this agreement and did not renew the agreement.

      The Company entered into a related consulting agreement with the Principal Investigator at Baylor. This agreement expired on August 1, 1997 and required the Company to pay the researcher a total of $24,000 annually in monthly installments over the term of the contract. The Company has not renewed the agreement.

OTHER COMMITMENTS

      In September 1995, the Company entered into a two-year employment agreement with the new President and CEO of the Company providing for a base salary and bonus arrangement. The President and CEO entered into a Restricted Stock Purchase Agreement whereby the President and CEO purchased 101,452 shares of restricted Common Stock at $.1479 per share, subject to the right of the Company to repurchase a declining portion of such shares should the President and CEO terminate his employment with the Company prior to the expiration of 48 months. In connection with the purchase of the restricted Common stock, the Company received a note from the President and CEO in the amount of $15,000. The note is secured by the restricted stock, is due October 24, 1999, bears simple interest at a variable rate equal to the minimum variable rate permissible to avoid imputed interest and is reflected as a reduction of stockholders' equity until paid. In November 1999, the subject CEO left the Company for another position. As a part of the separation agreement, the board agreed to extend the note to become due in November, 2000.

10.  401(K) PLAN

            Effective January 1992, the Company adopted an employee 401(k) retirement plan. Qualified employees may contribute up to 15% of their gross pay to the plan. Employee contributions are limited to amounts established by law. The Company may make matching contributions to the plan as determined by the Board of Directors subject to the limitations under the Internal Revenue Code. The Company made no contributions to the plan in either 1998 or 1999.

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

      TaKaRa has not purchased laboratory services from the Company in 1998 or 1999. The Company has also provided laboratory services, at rates normally charged to third-parties, to affiliates of stockholders of the Company totaling approximately $86,491 and $12,976 in 1998 and 1999, respectively.

      The Company purchased approximately $22,969 and $39,698 of laboratory supplies and other services from affiliates of stockholders of the Company in 1998 and 1999, respectively.

      TaKaRa periodically advances the Company funds to be applied against future laboratory services purchased by TaKaRa. At December 31, 1999, the unearned balance of TaKaRa deposits was $86,889.

                             LARK TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      The due to related parties at December 31, 1999 is comprised primarily of amounts due to affiliates of stockholders of the Company for laboratory supplies purchased by the Company.

12.  MAJOR CUSTOMERS

      During 1998, approximately 27% of the Company's revenue was with a single customer located in the United States. During 1999, no single customer provided greater than 10% of the Company's revenue.

13.  SEGMENT INFORMATION

      The proportion of the Company's sales to customers in foreign countries is as follows:

                                                        1998            1999
                                                     ----------      ----------

Sales - European Community .....................              5%             19%

Identifiable assets (primarily property and
  equipment)
     US ........................................     $  791,939      $  638,164
     UK ........................................        310,756         276,022
                                                     ----------      ----------
            Total ..............................     $1,102,695      $  914,186
                                                     ==========      ==========

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

15.  EARNINGS PER SHARE

      The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                             LARK TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                          FOR THE YEAR ENDING
                                                              DECEMBER 31,
                                                        ------------------------
                                                          1998           1999
                                                        ---------      ---------
Weighted average common shares outstanding .......      3,322,694      3,319,546
Dilutive securities - employee stock options .....           --           94,933
                                                        ---------      ---------
Weighted average common shares outstanding
   assuming full dilution ........................      3,322,694      3,414,479
                                                        =========      =========

      All options to purchase common stock outstanding during 1998 were not included in the computation of diluted earnings per share because the effect would be antidilutive. In 1999, options representing 100,250 shares were excluded from the determinatin of diluted earnings per share because their effect were not dilutive.

16. SUBSEQUENT EVENTS

      At the end of January 2000, the company moved into a new leased facility in Houston. This new facility has 15,554 square feet of office and laboratory space in a single story building.

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

                                                                   OFFICE HELD
PERSON                                  OFFICE                        SINCE
------                                  ------                     -----------
Stephen J. Banks, 59                    Director,                    1989(1)
                                        Chairman of the Board        1989(2)

George M. Britton, 51                   Director                     1989(1)

David A. Lawson, 52                     Director                     1989(1)

Douglas B. Wheeler, 54                  Director
                                        Vice President, Finance
                                        Secretary and Treasurer      1996(2)

Raymond A. Vonder Haar, Ph.D., 53       Scientific Director          1993(1)

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

                                                                     EMPLOYEE
PERSON                          OFFICE                                SINCE
------                          ------                               --------
David Alan Wall, Ph.D., 37      Director, Quality Control
                                and Compliance(1)                      1994

J. D. Kittle, Jr., Ph.D., 41    Senior Director
                                Scientific Project Development(1)      1996

Heidi B. Nelson, Ph.D., 36      Manager,
                                Gene Quantitation(1)                   1997

George (Guo-Wei) Xu, Ph.D., 49  Director, Advanced Molecular
                                Biology Services (AMBS)                1998

Li Li, Ph.D., 40                Senior Scientist, Manager of
                                Genotyping Service                     1998

David Buck Ph.D., 39            Managing Director. UK(1)               1998

(1) This person is not a corporate officer or a corporate director of Lark but, rather is a significant employee whose position carries a title.

      DAVID A. WALL, PH.D., has served as Director, Quality Control and Compliance since January 2000. Previously, Dr. Wall was Associate Director of GenTest Laboratories in New Orleans, Louisiana, in charge of the Paternity Testing Laboratories. He was also Director of Research and Genetic Testing at ImmGen, Inc., College Station, Texas. Dr. Wall received his B.S. in animal science and his Ph.D. in genetics from Texas A&M University in College Station, Texas.

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

      DAVID BUCK, PH.D., joined Lark in 1998 to head up the new lab in the UK and, in 1999, was promoted to Managing Director of the whole UK operation. Prior to joining Lark, Dr. Buck was Group Leader at the world renowned Sanger Centre where he was responsible for establishing the institution's first human genome sequencing team. Dr. Buck coordinated the Chromosome 22 and 20 sequencing projects and completed over 11 megabases of finished human sequencing during his tenure at the Sanger Centre.

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                               --------------------------------------------  -------------------------------------
                                                                                      AWARDS              PAYOUTS
                                                                             ---------------------------- --------
                                                                             RESTRICTED    SECURITIES
         NAME AND                                              OTHER ANNUAL    STOCK       UNDERLYING        LTIP    ALL OTHER
        PRINCIPAL                  SALARY           BONUS      COMPENSATION   AWARD(S)    OPTIONS/SARS     PAYOUTS  COMPENSATION
         POSITION        YEAR        ($)             ($)           ($)          ($)            (#)           ($)        ($)
-----------------------  ----  ----------------  ------------- ------------  -----------  --------------- --------  ------------
Vincent P. Kazmer(1)     1999           125,581
President & CEO          1998           143,000          2,767                                         -
                         1997           132,000          4,090                                     95,000

Douglas B. Wheeler       1999           109,336                                                    30,000
Vice President Finance   1998           101,042          1,740                                         -
                         1997            75,000          7,415                                     21,500

Bethany J. Pimentel      1999                -
Vice President           1998            52,564         19,264                                         -
                         1997            84,182         34,749                                     47,500

Raymond Vonder Haar      1999            90,916                                                    20,000

Vice President, Science  1998            85,938          1,679                                         -
                         1997            75,729          2,255                                     45,000

Alan B. Carter(2)        1999           105,985
VP, Sales & Marketing    1998            75,729          2,255                                         -

(1)   Mr. Kazmer resigned as President, CEO and a director in November, 1999.
(2)   Mr. Carter resigned as VP, Sales and Marketing in September, 1999

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      NUMBER OF    PERCENT OF TOTAL
                      SECURITIES     OPTIONS/SARS
                      UNDERLYING      GRANTED TO     EXERCISE OR
                     OPTIONS/SARS    EMPLOYEES IN     BASE PRICE      EXPIRATION
     NAME              GRANTED        FISCAL YEAR      ($/SHARE)         DATE
---------------      ------------  ----------------  -----------      ----------
Douglas Wheeler         30,000           18.00%          $0.72        10/22/2009
Ray Vonder Haar         20,000           12.00%          $0.72        10/22/2009

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

None

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR:  None

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table describes Security Ownership of Beneficial Owners of more than 5% of the Common Stock of the Company:

                      NAME AND ADDRESS          AMOUNT AND NATURE    PERCENT OF
TITLE OF CLASS       OF BENEFICIAL OWNER       OF BENEFICIAL OWNER      CLASS
--------------   ---------------------------    -----------------    -----------
Common           Carter Interests, Ltd.               207,569            6.2
                 5757 Memorial Drive
                 Houston, Texas  77007


Common           TaKaRa Shuzo Co., Ltd.                222,902           6.7
                 Biotechnology Research
                 Laboratories
                 SETA 3-4-1 Otsu
                 Shiga, 520-21, Japan

Common           Baylor College of Medicine            257,540(1)        7.7
                 One Baylor Plaza
                 Houston, Texas  77030


(1) Mr. Banks is deemed to be the beneficial owner of 50,726 shares of the Company's Common Stock. Mr. Banks is the President of BCM Technologies, Inc. which is a subsidiary of Baylor College of Medicine.

The following table describes the Security Ownership of Directors, CEO, and Directors and Executive Officers as a Group:

                     NAME AND ADDRESS            AMOUNT AND NATURE    PERCENT OF
TITLE OF CLASS      OF BENEFICIAL OWNER         OF BENEFICIAL OWNER      CLASS
--------------   --------------------------     -------------------   ----------
Common           Baylor College of Medicine              257,540(1)       7.7
                 One Baylor Plaza
                 Houston, Texas  77030

Common           Stephen J. Banks                        50,726(1)        1.5
                 BCM Technologies, Inc.
                 1709 Dryden, Suite 901
                 Houston, Texas  77030

Common           George Britton                         151,596           4.6
                 3272 Westheimer, Suite 3
                 Houston, Texas  77098

Common           Vincent P. Kazmer                      141,452           4.3
                 2161 Benjamin Circle
                 Hudson, Ohio  44236

Common           David Lawson                           241,078(3)        7.25
                 2039 Dryden
                 Houston, Texas  77030

Common           Douglas B. Wheeler                      18,000             *
                 514 Enchanted River Dr.
                 Spring, Texas 77388

Common           Directors and Executive                602,852(2)        18.1
                 Officers as a Group
                 9441 W. Sam Houston Pkwy.
                 South, Suite 103
                 Houston, Texas  77099

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

                                          Lark Technologies, Inc.
                                                (Registrant)

Date     MARCH 30, 2000                      /s/  STEPHEN J. BANKS
                                           Stephen J. Banks, Director
                                             Chairman of the Board

Date     MARCH 30, 2000                      /S/ GEORGE M. BRITTON
                                          George M. Britton, Director

Date     MARCH 30, 2000                         /S/ DAVID LAWSON
                                             David Lawson, Director

Date     MARCH 30, 2000                     /S/ DOUGLAS B. WHEELER
                                               Douglas B. Wheeler
                                             Vice President, Finance