Form 10QSB
period 2000-03-31
LARK TECHNOLOGIES INC
filed 2000-05-15
CIK 942134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                        9441 WEST SAM HOUSTON PKWY. SOUTH
                                HOUSTON, TX 77099
                    (Address of principal executive offices)

                                 (713) 779-3663
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2000, there were 3,455,279 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes   [ ]  No  [X]

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000.

Part I      Financial Information (unaudited)
                                                                            PAGE

   Item 1.  Financial Statements

                  Balance Sheet....................................            1

                  Statements of Income.............................            2

                  Statements of Cash Flows ........................            3

                  Notes to Financial Statements ...................            4

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations .........            7

Part II     Other Information......................................            9

   Item 1.  Legal Proceedings......................................            9

   Item 2.  Changes in Securities..................................            9

   Item 3.  Defaults Upon Senior Securities........................            9

   Item 4.  Submission of Matters to a Vote of Security Holders....            9

   Item 5.  Other Information......................................            9

   Item 6.  Exhibits and Reports on Form 8-K ......................            9

Signatures.........................................................           10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                            March 31, 2000
                                                                            --------------
                                                                              (Unaudited)
ASSETS
Current assets:
           Cash and cash equivalents ....................................   $      828,361
           Accounts receivable (net) ....................................          704,003
           Due from related parties .....................................            9,064
           Work-in-process ..............................................          158,730
           Finished Goods ...............................................          149,656
           Prepaid expenses .............................................           74,091
                                                                            --------------
Total current assets ....................................................        1,923,905

Property and equipment, net .............................................        1,100,196
Other assets, net .......................................................           30,390
                                                                            --------------
Total assets ............................................................   $    3,054,491
                                                                            ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

           Accounts payable .............................................   $      557,407
           Notes payable ................................................          472,219
           Capital lease obligations-current portion ....................          132,051
           Accrued expenses .............................................          115,665
           Customer deposits ............................................          656,496
           Deposits from related parties ................................           86,889
                                                                            --------------
Total current liabilities ...............................................        2,020,727

Note payable-long term portion ..........................................            6,111
Capital lease obligations-long term portion .............................          113,048
                                                                            --------------
Total Liabilities: ......................................................        2,139,886

Stockholders' equity
           Preferred stock, $0.001 par value:
                Authorized shares - 2,000,000
                None issued and outstanding
           Common stock, $0.001 par value:
                Authorized shares - 8,000,000
                Issued shares:3,459,779 and outstanding shares: 3,455,279            3,464
           Additional paid-in capital ...................................        2,598,615
           Treasury Stock at cost .......................................           (4,946)
           Amounts due from shareholders ................................          (15,045)
           Accumulated deficit ..........................................       (1,667,483)
                                                                            --------------
Total stockholders' equity ..............................................          914,605
                                                                            --------------
Total liabilities and stockholders' equity ..............................   $    3,054,491
                                                                            ==============

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME

                                                    Three months Ended March 31,
                                                    ---------------------------
                                                         1999           2000
                                                    ------------    -----------
                                                             (Unaudited)
Revenue:
           Laboratory Services ...................  $  1,242,849    $ 1,201,793

Costs and expenses:
           Costs of services .....................       843,921        750,747
           Sales, general and administrative .....       572,420        443,197
           Research and development ..............         8,415              0
                                                    ------------    -----------
Total costs and expenses .........................     1,424,756      1,193,944
                                                    ------------    -----------
Operating income (loss) ..........................      (181,907)         7,849

Other income and (expense):
           Interest expense ......................       (17,258)       (20,246)
           Interest income .......................         2,746            636
                                                    ------------    -----------
Total other income (expense) .....................       (14,512)       (19,610)
                                                    ------------    -----------
Loss before income taxes .........................      (196,419)       (11,761)

Provision for income taxes .......................             0              0
                                                    ------------    -----------
Net loss .........................................  $   (196,419)   $   (11,761)
                                                    ============    ===========
Basic and diluted loss per common share ..........         (0.06)         (0.00)
                                                    ============    ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                 Three Months ended March 31,
                                                                  --------------------------
                                                                      1999          2000
                                                                  -----------    -----------
                                                                          (Unaudited)
OPERATING ACTIVITIES

Net loss ......................................................   $  (196,419)   $   (11,761)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
          Depreciation and amortization .......................        73,688         79,385
          Changes in operating assets and liabilities:
               Accounts receivable ............................      (104,962)       220,906
               Work-in-process ................................       112,951        (78,659)
               Prepaid expenses ...............................         7,468         17,922
               Other Assets ...................................             0            359
               Accounts payable ...............................        11,794        (55,130)
               Accrued expenses ...............................       (12,774)       (47,082)
               Deposits .......................................       (61,291)       521,794
                                                                  -----------    -----------
Net cash provided by (used in) operating activities ...........      (169,545)       647,734

INVESTING ACTIVITIES
Purchases of property and equipment ...........................       (67,747)      (100,170)
                                                                  -----------    -----------
Net cash used in investing activities .........................       (67,747)      (100,170)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable .......................       150,000        106,500
Principal payments on notes payable ...........................       (46,627)      (109,325)
Principal payments on capital leases ..........................          --          (72,692)
Proceeds from exercised stock options .........................          --          104,234
Proceeds from exercised warrants ..............................          --           12,500
Redemption of warrants ........................................          --          (31,250)
                                                                  -----------    -----------
Net cash provided by financing activities .....................       103,373          9,967
                                                                  -----------    -----------
Net increase (decrease) in cash and cash equivalents ..........      (133,919)       557,531
Cash and cash equivalents at beginning of period ..............       465,506        270,830
                                                                  -----------    -----------
Cash and cash equivalents at end of period ....................   $   331,587    $   828,361
                                                                  ===========    ===========

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which the Company is required to adopt in the first quarter of 2000. In March 2000, the SEC issued SAB 101A and temporarily delayed adoption. SAB 101 clarifies how existing revenue recognition rules should be applied. The Company is currently evaluating their revenue recognition policies and the effect of adoption.

RECLASSIFICATIONS

Certain amounts in prior years have been reclassified to conform to the 2000 presentation.

3.    INVENTORY

      Finished goods inventory consists of the direct and indirect costs to produce quantitative polymerase chain reaction (QPCR) assays held for resale. At March 31, 2000 finished goods inventory was $149,656.

      Work in process inventory includes the direct and indirect costs associated with projects that had been started but not yet completed at March 31, 2000. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project, up to the point of measurement, such as the end of an accounting period. At March 31, 2000, work in process inventory was $158,730.

4.    NOTES PAYABLE

      On December 31, 1999, the Company renewed its revolving line of credit and extended the maturity to December 31, 2000. Under the terms of its revolving line, the company may borrow up to $600,000 at the bank's prime rate (8.75% at March 31, 2000) plus 2%. The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. At March 31, 2000 the Company had $366,787 outstanding under this line. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. During the quarterly measuring period ending March 31, 2000, the Company was not in compliance with one of the ratio requirements of the covenants but obtained a waiver from the bank for the period ending March 31, 2000.

      On March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the new revolving credit line. Under the terms of this discretionary credit, the company may borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provides for borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provides for repayment terms up to 36 months and matured on May 31, 1999. On January 5, 1999, the Company borrowed $22,000 against this line of credit for the purchase of lab equipment. As, of March 31, 2000 a balance of $13,444 remained on this loan.

      On July 13, 1999, the Company arranged a $200,000 term loan from the same bank that extended the revolving credit facility. Under the terms of the loan, the Company was to make substantially equal payments over a six-month period ending with the last payment on January 15, 2000. On January 13, 2000 the Company made the final payment on this loan and arranged for the release of the personal guarantees, which secured this term loan.

      On March 31, 2000, the Company arranged a $75,000 term loan from the same bank that extended the revolving credit facility. Under the terms of the loan, the Company is to make substantially equal payments over a nine-month period ending with the last payment on November 18, 2000. Interest is payable monthly at the bank's prime rate (8.75% at March 31, 2000) plus 2%. At March 31, 2000, the Company owed $66,667 under this note.

5.    EARNINGS PER SHARE

      The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                           For the three months
                                                             ending March 31,
                                                         -----------------------
                                                            1999          2000
                                                         ---------     ---------
Weighted average common shares outstanding .........     3,319,546     3,387,288
Dilutive securities - employee stock options .......          --            --
                                                         ---------     ---------
Weighted average common shares outstanding
  Assuming full dilution ...........................     3,319,546     3,387,288
                                                         =========     =========

      Options to purchase 248,000 and 293,874 shares of common stock were outstanding during 1999 and 2000 respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

6.    COMMITMENTS AND CONTINGENCIES

STOCK OPTIONS AND WARRANTS

      During July of 1999, certain stockholders provided $250,000 in personal guarantees as collateral for a $200,000 term loan for the Company. In exchange for their guarantees, these stockholders received warrants to purchase a total of 250,000 shares of the Companies common stock. One half of these warrants were redeemable if the underlying loan was paid within terms. On January 13, 2000, the Company redeemed 125,000 warrant shares at $.25 per share. The remaining warrants are not redeemable by the company and exercisable from June 30, 1999 until June 30, 2002. As of March 31, 2000, 50,000 of these warrants had been exercised.

      During February and March 2000, options to purchase 90,233 shares of common stock were exercised at various prices, ranging from $.47 to $2.00 per share.

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

SPONSORED RESEARCH CONTRACT

      On October 6, 1999, the Company announced the restructuring of its senescence technology development program. Sennes Drug Innovations, Inc. (Sennes), the Company's licensor for the senescence technology, which originated with a third party, recently appointed a new president. This appointment was allowed by the settlement of various technology transfer issues between the third party and Sennes. This new president will represent the Sennes technologies, including the senescence gene technology licensed to the Company, to third parties. The Company's license for senescence technologies remains intact.

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

o QUANTITATIVE POLYMERASE CHAIN REACTION (PCR) SERVICES. Lark uses Quantitative PCR techniques to measure the distribution and expression of target DNA or RNA in a customer's sample from cultured cells, microorganisms, or tissues such as brain, lung, liver and kidneys.

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

RESULTS OF OPERATIONS

      GROSS REVENUES. Gross revenues decreased by 3.3% from $1,242,849 to $1,201,793 for the three-month periods ended March 31, 1999 and 2000, respectively. This decrease in revenues was primarily caused by the two-week disruption to operations during the relocation to the Company's new facility.

      COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services decreased 11% from $843,921 to $750,747 for the three-month periods ended March 31, 1999 and 2000, respectively. This decrease was mainly due to the decrease in revenues and increased operating efficiencies. Costs of services as a percentage of revenue were 67.9% and 62.5% for the three-month periods ended March 31, 1999 and 2000, respectively.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses decreased 22.6% from $572,420 to $443,197 for the three-month periods ended March 31, 1999 and 2000, respectively. The decrease was mainly due to the reduction of employees and related expenses in these departments. Sales, general and administrative expenses as a percentage of revenue were 46.1% and 36.9% for the three-month periods ended March 31, 1999 and 2000, respectively.

      RESEARCH AND DEVELOPMENT. Research and development costs decreased 100% from $8,415 to $0 for the three-month periods ended March 31, 1999 and 2000, respectively. The decrease in research and development costs was attributable to the cancellation of sponsored research agreement project. Research and development costs as a percentage of revenue were .7% and 0% for the three-month periods ended March 31, 1999 and 2000, respectively.

      VARIABILITY OF FUTURE OPERATING RESULTS. For the first quarter of 2000, the Company continued the trend it started in 1999 toward a broader base of customers and services. The Company improved its operating results in the first quarter of 2000 compared to the same period in 1999. The improvement in operating results for this quarter is especially significant considering the earnings for first quarter of 2000 were negatively impacted by approximately $62,000 of non recurring expenses associated with the move to its new headquarters during January of 2000. The company continues to seek large contracts and diversify its customer base.

      LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was ($169,545) and $647,734 for the three-month periods ended March 31, 1999 and 2000, respectively. The positive operating cash flows for the quarter ending March 31, 2000 occurred primarily as a result of increased customer deposits and reduced outstanding accounts receivable.

      During the first quarter of 1999, the Company borrowed $22,000 from its current bank under the terms of its advised discretionary credit line. See note 4 to financial statements for further details of the companies borrowing facilities.

      During the first quarter of 2000, the Company increased its line of credit from $450,000 to $600,000 and extended the expiration date through December 31, 2000. In January of 2000, the Company paid off a term loan originally made in July 1999 in the amount of $200,000. Then, on March 31, 2000, the Company borrowed $75,000 under a second term loan payable in monthly installments and maturing November 18, 2000.

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

      No reports on Form 8-K were filed during the quarter ending March 31, 2000.

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

                                          Lark Technologies, Inc.
                                                (Registrant)



Date    MAY 15, 2000                      /S/  DOUGLAS B. WHEELER.
      ----------------                    ----------------------------------
                                               Douglas B. Wheeler
                                          President and Chief Operating Officer