Form 10QSB
period 2000-06-30
LARK TECHNOLOGIES INC
filed 2000-08-14
CIK 942134

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                                 For the quarterly period ended June 30, 2000

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

                 9441 WEST SAM HOUSTON PARKWAY SOUTH, SUITE 103
                                HOUSTON, TX 77099
                    (Address of principal executive offices)

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

As of July 31, 2000, there were 3,489,338 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                             LARK TECHNOLOGIES, INC.
                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2000.

Part I      Financial Information (unaudited)
                                                                            PAGE

     Item 1.Financial Statements

               Balance Sheet ............................................... 1

               Statements of Income ........................................ 2

               Statements of Cash Flows .................................... 3

               Notes to Financial Statements  .............................. 4

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................. 7

Part II  Other Information ................................................. 9

     Item 1. Legal Proceedings ............................................. 9

     Item 2. Changes in Securities ......................................... 9

     Item 3. Defaults Upon Senior Securities  .............................. 9

     Item 4. Submission of Matters to a Vote of Security Holders ........... 9

     Item 5. Other Information ............................................. 9

     Item 6. Exhibits and Reports on Form 8-K  ............................. 9

Signatures ................................................................. 10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                               AS OF JUNE 30, 2000

                                                                 JUNE 30, 2000
                                                                ---------------
(UNAUDITED)
ASSETS
Current assets:

          Cash and cash equivalents .........................   $       416,095
          Accounts receivable, net ..........................           819,304
          Due from related parties ..........................             8,252
          Work-in-process ...................................            78,380
          Finished goods ....................................           149,656
          Prepaid expenses ..................................            73,943
                                                                ---------------
Total current assets ........................................         1,545,630

Property and equipment, net .................................         1,026,323
Other assets, net ...........................................            30,390
                                                                ---------------
Total assets ................................................   $     2,602,343
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

          Accounts payable ..................................   $       438,250
          Notes payable .....................................           396,125
          Capital lease obligations-current portion .........            71,772
          Accrued expenses ..................................           100,952
          Customer deposits .................................           420,301
          Deposits from related parties .....................            86,889
                                                                ---------------
Total current liabilities ...................................         1,514,289

Note payable-long term portion ..............................             4,278
Capital lease obligations-long term portion .................           100,606
                                                                ---------------
Total liabilities: ..........................................         1,619,173

Stockholders' equity

          Preferred stock, $0.001 par value:
               Authorized shares - 2,000,000
               None issued and outstanding
          Common stock, $0.001 par value:
               Authorized shares - 8,000,000
               Issued shares:3,493,838 and outstanding
                 shares:3,489,338 ...........................             3,494
          Additional paid-in capital ........................         2,629,993
          Treasury stock at cost ............................            (4,946)
          Amounts due from shareholders .....................           (15,045)
          Accumulated deficit ...............................        (1,630,326)
                                                                ---------------
Total stockholders' equity ..................................           983,170
                                                                ---------------
Total liabilities and stockholders' equity ..................   $     2,602,343
                                                                ===============

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME

                             LARK TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME

              (UNAUDITED INTERIM FINANCIAL STATEMENTS-CONFIDENTIAL)

                                                                THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                               ------------------------------        ------------------------------
                                                                  1999               2000               1999               2000
                                                               -----------        -----------        -----------        -----------
                                                                        (UNAUDITED)                           (UNAUDITED)
Revenue:
      Laboratory Services ..............................       $ 1,001,089        $ 1,484,134        $ 2,243,939        $ 2,685,927

Costs and expenses:
      Costs of services ................................           579,211            951,941          1,445,027          1,702,687
      Sales, general and administrative ................           458,768            482,951          1,009,538            926,148
      Research and development .........................            (8,811)                 0               (395)                 0
                                                               -----------        -----------        -----------        -----------
Total costs and expenses ...............................         1,029,169          1,434,891          2,454,170          2,628,835
                                                               -----------        -----------        -----------        -----------
Operating income (loss) ................................           (28,080)            49,243           (210,231)            57,092

Other income and (expense):
      Interest expense .................................           (16,932)           (16,778)           (34,189)           (37,024)
      Interest income ..................................             2,843              4,693              5,589              5,328
                                                               -----------        -----------        -----------        -----------
Total other income (expense) ...........................           (14,089)           (12,085)           (28,600)           (31,696)
                                                               -----------        -----------        -----------        -----------
Income (loss) before income taxes ......................           (42,168)            37,157           (238,831)            25,396

Provision for income taxes .............................                 0                  0                  0                  0
                                                               -----------        -----------        -----------        -----------
Net Income (loss) ......................................       ($   42,168)       $    37,157        ($  238,831)       $    25,396
                                                               ===========        ===========        ===========        ===========


Basic and diluted earnings (loss)
        per common share ...............................             (0.01)              0.01        ($     0.07)       $      0.01
                                                               ===========        ===========        ===========        ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                         SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                -----------------------------------
                                                                                                      1999                2000
                                                                                                ---------------     ---------------
                                                                                                            (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss) ..........................................................................    $      (238,587)    $        25,396
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities
          Depreciation and amortization ....................................................            151,826             171,059
          Changes in operating assets and liabilities:
               Accounts receivable .........................................................            (83,461)            105,604
               Work-in-process .............................................................            (62,174)              1,692
               Prepaid expenses ............................................................             12,599              18,069
               Other Assets ................................................................             13,326               1,172
               Accounts payable ............................................................             41,529            (174,286)
               Accrued expenses ............................................................            (27,887)            (61,795)
               Deposits ....................................................................            (42,237)            285,599
                                                                                                ---------------     ---------------
Net cash provided by (used in) operating activities ........................................           (235,066)            372,509

INVESTING ACTIVITIES

Purchases of property and equipment ........................................................            (75,889)           (130,563)
                                                                                                ---------------     ---------------
Net cash used in investing activities ......................................................            (75,889)           (130,563)

FINANCING ACTIVITIES

Proceeds from issuance of notes payable ....................................................            150,000             106,500
Principal payments on notes payable ........................................................            (62,877)           (187,252)
Principal payments on capital leases .......................................................           (106,757)           (132,821)
Proceeds from exercised stock options ......................................................            135,641
Proceeds from exercised warrants ...........................................................             12,500
Redemption of warrants .....................................................................            (31,250)
                                                                                                ---------------     ---------------
Net cash used in financing activities ......................................................            (19,634)            (96,682)
                                                                                                ---------------     ---------------
Net increase (decrease) in cash and cash equivalents .......................................           (330,589)            145,264
Cash and cash equivalents at beginning of period ...........................................            465,506             270,830
                                                                                                ---------------     ---------------
Cash and cash equivalents at end of period .................................................    $       134,917     $       416,095
                                                                                                ===============     ===============


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

3.    INVENTORY

      Finished goods inventory consists of the direct and indirect costs to produce quantitative polymerase chain reaction (QPCR) assays held for resale. At June 30, 2000 finished goods inventory was $149,656.

      Work in process inventory includes the direct and indirect costs associated with projects that had been started but not yet completed at June 30, 2000. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project, up to the point of measurement, such as the end of an accounting period. At June 30, 2000, work in process inventory was $78,380.

4.    NOTES PAYABLE

      On December 31, 1999, the Company renewed its revolving line of credit and extended the maturity to December 31, 2000. Under the terms of its revolving line, the company may borrow up to $600,000 at the bank's prime rate (9.5% at June 30, 2000) plus 2%. The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On June 30, 2000 the Company had $343,574 outstanding under this line. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. As of June 30, 2000, the Company was in compliance with all required financial ratios and specific net worth requirements.

      On March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the line of credit described above. Under the terms of this discretionary credit, the Company was able to borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provided for the borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provided for repayment terms up to 36 months and matured on May 31, 1999. On January 5, 1999, the Company borrowed $22,000 against this line of credit for the purchase of lab equipment. As of June 30, 2000, a balance of $11,611 remained on this loan.

      On March 31, 2000, the Company arranged a $75,000 term loan from the same bank that extended the revolving credit facility. Under the terms of the loan, the Company is to make substantially equal payments over a nine-month period with the last payment on November 18, 2000. Interest is payable monthly at the bank's prime rate plus 2%. On June 30, 2000, the Company owed $41,667 under this note.

5.    EARNINGS PER SHARE

      The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                            FOR THE THREE MONTHS ENDING           FOR THE SIX MONTHS ENDING
                                                                       JUNE 30,                           JUNE 30,
                                                          ---------------------------------   ---------------------------------
                                                               1999              2000               1999              2000
                                                          ---------------   ---------------   ---------------   ---------------
Weighted average common shares outstanding: ...........         3,319,546         3,478,804         3,319,546         3,433,046
Dilutive securities - employee stock options: .........             1,138           179,007             3,616           249,384
                                                          ---------------   ---------------   ---------------   ---------------
Weighted average common shares outstanding
 Assuming full dilution: ..............................         3,320,684         3,657,811         3,323,162         3,682,430
                                                          ===============   ===============   ===============   ===============

      Options to purchase 250,240 shares of common stock were outstanding during 1999 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

6.    COMMITMENTS AND CONTINGENCIES

STOCK OPTIONS AND WARRANTS

      During the quarter, options to purchase 29,559 shares of common stock were exercised at various prices, ranging from $.47 to $2.00 per share.

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

COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal proceedings that have arisen in the ordinary course of business. In the opinion of management, based on consultations with counsel and a review of the facts, the ultimate liability to the Company will not have a material effect on the financial position of the Company.

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

RESULTS OF OPERATIONS

      GROSS REVENUES. Gross revenues increased 48% from $1,001,089 to $1,484,134 for the three-month periods ended June 30, 1999 and 2000, respectively. Gross revenue increased 19% from $2,243,939 to $2,685,927 for the six-month periods ended June 30, 1999 and 2000 respectively. The increase in revenues for the quarter and six months was due significant increases in all of the segments of the Company's current business model.

      COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 64% from $579,211 to $951,941 for the three-month periods ended June 30, 1999 and 2000, respectively. Costs of services increased 18% from $1,445,027 to $1,702,687 for the six-month periods ended June 30, 1999 and 2000, respectively. Part of the increase in costs of services was due to the additional variable costs necessary to produce the additional revenue for the quarter. Another part of the increase was the presence of three new positions during second quarter of 2000 that did not exist during the second quarter of 1999. These new positions were: a director of quality assurance, a director of bioinformatics and an administrative support person. Costs of services as a percentage of revenue were 58% and 64% for the three-month periods ending June 30, 1999 and 2000, respectively and 64% and 63% for the six-month periods ended June 30, 1999 and 2000, respectively.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 5% from $458,768 to $482,951 for the three-month periods ended June 30, 1999 and 2000, respectively. The increase was mainly due to recruitment costs of approximately $49,000 incurred to hire a new sales representative in the northeast region of the US and new personnel in the UK. Sales, general and administrative expenses decreased 8% from $1,009,538 to $926,148 for the six-month period ended June 30, 1999 and 2000, respectively. These decreases were due, in part, to the reclassifications referenced in the cost of services section (above) and the departure of the Company's previous President in November 1999. Sales, general and administrative expenses as a percentage of revenue were 46% and 33% for the three-month and 45% and 34% for the six-month periods ended June 30, 1999 and 2000, respectively.

      RESEARCH AND DEVELOPMENT. Research and development costs changed from (8,811) to $0 for the three-month periods ended June 30, 1999 and 2000, respectively. Research and development costs changed from ($395) to $0 for the six months ended June 30, 1999 and 2000, respectively. The credits in 1999 were due to reclassified expenses for website development costs. The change in research and development costs was attributable to the suspension of the sponsored research agreement project.

      VARIABILITY OF FUTURE OPERATING RESULTS In 1998, the Company adopted a new business model that broadened its services and expanded its customer base. The favorable results reported for the third quarter of 1999 reflected the first profitable quarter for this business model. That success was continued in the fourth quarter of 1999 and was interrupted, in the first quarter of 2000, only by the extra expenses and disruption incurred to relocate the Company to its new headquarters and lab facility in Houston during January of 2000. The profitable trend continued into the second quarter of 2000 although earnings were somewhat lower due to the recruiting expenses explained in the sales, general and administrative section above. As the Company continues to grow, additional expenses will be required to add the personnel and equipment necessary to grow the Company even faster. The Company continues to seek large contracts and diversify its customer base.

      LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was ($235,066) and $372,509 for the six-month periods ended June 30, 1999 and 2000, respectively. The positive operating cash flow for the quarter ending June 30, 2000 occurred primarily as a result of the net income reported for the period and net increase in customer deposits. During this quarter, the Company managed to reduce trade payables approximately $119,000 with funds provided from collections of accounts receivable and other sources.

      On December 31, 1999, the Company renewed its revolving loan facility through December 31, 2000, and may now borrow up to $600,000 under the terms of the new credit line. On March 31, 2000, the Company borrowed $75,000 under a new term loan payable in monthly installments and maturing November 18, 2000. See note 4 to financial statements for further details of the companies borrowing facilities.

      During the second quarter of 2000, incentive stock options to purchase 29,559 shares of common stock were exercised at various prices, ranging from $.47 to $2.00.

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

        No reports on Form 8-K were filed during the quarter ending June 30, 2000.

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

                                          Lark Technologies, Inc.
                                                (Registrant)



DATE AUGUST 14, 2000                            /s/ DOUGLAS B. WHEELER
--------------------                      -------------------------------------
                                                Douglas B. Wheeler
                                          President and Chief Operating Officer