Form 10QSB
period 2000-09-30
LARK TECHNOLOGIES INC
filed 2000-11-13
CIK 942134

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [ ]     No[ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2000, there were 3,512,673 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]

================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000.

Part I  Financial Information (unaudited)
                                                                           PAGE

      Item 1. Financial Statements

              Balance Sheet ...............................................  1

              Statements of Income ........................................  2

              Statements of Cash Flows ....................................  3

              Notes to Financial Statements ...............................  4

      Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations...........  7

Part II  Other Information ................................................  9

      Item 1. Legal Proceedings ............................................ 9

      Item 2. Changes in Securities ........................................ 9

      Item 3. Defaults Upon Senior Securities............................... 9

      Item 4. Submission of Matters to a Vote of Security Holders........... 9

      Item 5. Other Information ............................................ 9

      Item 6. Exhibits and Reports on Form 8-K ............................. 9

Signatures ................................................................ 10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET


                                                              September 30, 2000
                                                              ------------------
                                                                  (Unaudited)
ASSETS
Current assets:

      Cash and cash equivalents ...............................  $   650,496
      Accounts receivable, net ................................      953,652
      Due from related parties ................................        8,000
      Work-in-process .........................................       42,675
      Finished goods ..........................................      149,656
      Prepaid expenses ........................................       93,013
                                                                 -----------
Total current assets ..........................................    1,897,491

Property and equipment, net ...................................      970,695
Other assets, net .............................................       30,390
                                                                 -----------
Total assets ..................................................  $ 2,898,575
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ........................................  $   337,287
      Notes payable ...........................................      387,412
      Capital lease obligations-current portion ...............       60,293
      Accrued expenses ........................................      105,487
      Customer deposits .......................................      669,401
      Deposits from related parties ...........................       86,889
                                                                 -----------
Total current liabilities .....................................    1,646,769

Note payable-long term portion ................................        2,444
Capital lease obligations-long term portion ...................       87,122
                                                                 -----------
Total liabilities: ............................................    1,736,335

Stockholders' equity
      Preferred stock, $0.001 par value:
           Authorized shares - 2,000,000
           None issued and outstanding
      Common stock, $0.001 par value:
           Authorized shares - 8,000,000
           Issued shares: 3,517,173 and outstanding
              shares: 3,512,673 ...............................        3,517
      Additional paid-in capital ..............................    2,667,291
      Treasury stock at cost ..................................       (4,946)
      Amounts due from shareholders ...........................      (15,045)
      Accumulated deficit .....................................   (1,488,577)
                                                                 -----------
Total stockholders' equity ....................................    1,162,240
                                                                 -----------
Total liabilities and stockholders' equity ....................  $ 2,898,575
                                                                 ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME

                                           THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                            ----------------------------         -----------------------------
                                                1999             2000                1999              2000
                                            -----------      -----------         -----------       -----------
                                                     (Unaudited)                           (Unaudited)
Revenue:
   Laboratory services ..................   $ 1,468,824      $ 1,619,265         $ 3,712,762       $ 4,305,192


Costs and expenses:
   Costs of services ....................       795,172          920,433           2,240,057         2,623,120
   Sales, general and administrative ....       500,092          534,778           1,509,529         1,461,503
   Research and development .............             0                0                (395)                0
                                            -----------      -----------         -----------       -----------
Total costs and expenses ................     1,295,265        1,455,211           3,749,190         4,084,623
                                            -----------      -----------         -----------       -----------
Operating income (loss) .................       173,559          164,054             (36,428)          220,569


Other income and (expense):
   Interest expense .....................       (17,519)         (18,064)            (51,708)          (55,087)
   Interest income ......................           715            4,212               6,304             9,539
                                            -----------      -----------         -----------       -----------
Total other income (expense) ............       (16,804)         (13,852)            (45,404)          (45,548)
                                            -----------      -----------         -----------       -----------
Income (loss) before income taxes .......       156,756          150,202             (81,831)          175,021


Provision for income taxes ..............             0            7,876                   0             7,876
                                            -----------      -----------         -----------       -----------
Net income (loss) .......................   $   156,756      $   142,326         ($   81,831)      $   167,145
                                            ===========      ===========         ===========       ===========

Basic and diluted earnings (loss)
   per common share .....................          0.05             0.04         ($     0.02)      $      0.05
                                            ===========      ===========         ===========       ===========

Weighted average common
   shares outstanding: ..................     3,319,546        3,499,731           3,319,546         3,455,741

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                           1999          2000
                                                        ---------     ---------
                                                               (Unaudited)

OPERATING ACTIVITIES

Net income (loss) ..................................    ($ 81,831)    $ 167,145
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities
    Depreciation and amortization ..................      229,470       263,778
    Provision for bad debts ........................         --          17,000
    Changes in operating assets and liabilities:
       Accounts receivable .........................     (279,098)      (45,744)
       Inventory ...................................      (58,201)       37,397
       Prepaid expenses ............................       51,761        51,214
       Other Assets ................................        1,799           360
       Due from related parties ....................       13,326         1,064
       Accounts payable ............................     (109,164)     (275,249)
       Accrued expenses ............................       99,130       (57,259)
       Deposits ....................................      (83,632)      534,698
                                                        ---------     ---------
Net cash provided by (used in)
  operating activities .............................     (216,441)      694,405

INVESTING ACTIVITIES

Purchases of property and equipment ................      (96,549)     (167,654)
                                                        ---------     ---------
Net cash used in investing activities ..............      (96,549)     (167,654)

FINANCING ACTIVITIES

Proceeds from issuance of notes payable ............      480,567       106,500
Principal payments on notes payable ................     (213,399)     (250,013)
Principal payments on capital leases ...............     (170,187)     (157,784)
Proceeds from exercised stock options ..............         --         172,962
Proceeds from exercised warrants ...................         --          12,500
Redemption of warrants .............................         --         (31,250)
                                                        ---------     ---------
Net cash provided by (used in)
  financing activities .............................       96,981      (147,085)
                                                        ---------     ---------
Net increase (decrease) in cash and
  cash equivalents .................................     (216,009)      379,665
Cash and cash equivalents at beginning
  of period ........................................      465,506       270,830
                                                        ---------     ---------
Cash and cash equivalents at end of period .........      249,498     $ 650,496
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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which the Company is required to adopt in the first quarter of 2000. In March 2000, the SEC issued SAB 101A and temporarily delayed adoption. SAB 101 clarifies how existing revenue recognition rules should be applied. The Company is currently evaluating its revenue recognition policies and the potential effect of the adoption of SAB101.

RECLASSIFICATIONS

Certain amounts in prior years have been reclassified to conform to the 2000 presentation.

3.    INVENTORY

      Finished goods inventory consists of the direct and indirect costs to produce quantitative polymerase chain reaction (QPCR) assays held for resale. At September 30, 2000 finished goods inventory was $149,656.

      Work in process inventory includes the direct and indirect costs associated with projects that had been started but not yet completed at September 30, 2000. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project, up to the point of measurement, such as the end of an accounting period. At September 30, 2000, work in process inventory was $42,675.

4.    NOTES PAYABLE

      On December 31, 1999, the Company renewed its revolving line of credit and extended the maturity to December 31, 2000. Under the terms of its revolving line, the Company may borrow up to $600,000 at the bank's prime rate (9.5% at September 30, 2000) plus 2%. The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On September 30, 2000 the Company had $323,956 outstanding under this line. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. As of September 30, 2000, the Company was in compliance with all required financial ratios and specific net worth requirements.

      On March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the line of credit described above. Under the terms of this discretionary credit, the Company was able to borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provided for the borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provided for repayment terms up to 36 months and matured on May 31, 1999. On January 5, 1999, the Company borrowed $22,000 against this line of credit for the purchase of lab equipment. As of September 30, 2000, a balance of $9,778 remained on this loan.

      On March 31, 2000, the Company arranged a $75,000 term loan from the same bank that extended the revolving credit facility. Under the terms of the loan, the Company is to make substantially equal payments over a nine-month period with the last payment on November 18, 2000. Interest is payable monthly at the bank's prime rate plus 2%. On September 30, 2000, the Company owed $16,667 under this note.

5.    EARNINGS PER SHARE

      The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                FOR THE THREE MONTHS ENDING      FOR THE NINE MONTHS ENDING
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                   1999              2000          1999              2000
                                                ---------         ---------     ---------         ---------
Weighted average common shares outstanding:     3,319,546         3,499,731     3,319,546         3,455,741
Dilutive securities - employee stock options:     139,463           169,729        50,632           223,724
                                                ---------         ---------     ---------         ---------
Weighted average common shares outstanding
  Assuming full dilution:                       3,459,009         3,669,460     3,370,178         3,679,465
                                                =========         =========     =========         =========

      Options to purchase 268,322 shares of common stock were outstanding during 1999 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

6.    COMMITMENTS AND CONTINGENCIES

STOCK OPTIONS AND WARRANTS

      During the quarter, options to purchase 23,335 shares of common stock were exercised at various prices, ranging from $.72 to $2.00 per share.

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

RESULTS OF OPERATIONS

      GROSS REVENUES. Gross revenues increased 10% from $1,468,824 to $1,619,265 for the three-month periods ended September 30, 1999 and 2000, respectively. Gross revenue increased 16% from $3,712,762 to $4,305,192 for the nine-month periods ended September 30, 1999 and 2000 respectively. The increase in revenues for the quarter and nine months was due to significant increases in all of the segments of the Company's current business model.

      COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 16% from $795,172 to $920,433 for the three-month periods ended September 30, 1999 and 2000, respectively. Costs of services increased 17% from $2,240,057 to $2,623,120 for the nine-month periods ended September 30, 1999 and 2000, respectively. Part of the increase in costs of services was due to the additional variable costs necessary to produce the additional revenue for the quarter. Another part of the increase was the addition of three new positions during third quarter of 2000 that did not exist during the third quarter of 1999. These new positions were: a director of quality assurance, a director of bioinformatics and an administrative support person. Costs of services as a percentage of revenue were 54% and 57% for the three-month periods ending September 30, 1999 and 2000, respectively and 60% and 61% for the nine-month periods ended September 30, 1999 and 2000, respectively.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 7% from $500,092 to $534,778 for the three-month periods ended September 30, 1999 and 2000, respectively. The increase was mainly due to recruitment costs of approximately $72,000 incurred to hire a new sales representative in the western sales region of the US and a new senior vice president of sales and marketing. Sales, general and administrative expenses decreased 3% from $1,509,529 to $1,461,503 for the nine-month period ended September 30, 1999 and 2000, respectively. These decreases were due, in part, to the departure of the Company's previous president in November 1999. Sales, general and administrative expenses as a percentage of revenue were 34% and 33% for the three-month and 41% and 34% for the nine-month periods ended September 30, 1999 and 2000, respectively.

      VARIABILITY OF FUTURE OPERATING RESULTS In 1998, the Company adopted a new business model that broadened its services and expanded its customer base. The favorable results reported for the third quarter of 1999 reflected the first profitable quarter for this business model. That success was continued in the fourth quarter of 1999 and was interrupted, in the first quarter of 2000, only by the extra expenses and disruption incurred to relocate the Company to its new headquarters and lab facility in Houston during January of 2000. The profitable trend continued into the third quarter of 2000 although earnings were somewhat lower due to the recruiting expenses explained in the sales, general and administrative section above. As the Company continues to grow, additional expenses will be required to add the personnel and equipment necessary. The Company continues to seek large contracts and diversify its customer base.

      LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was ($216,441) and $694,405 for the nine-month periods ended September 30, 1999 and 2000, respectively. The positive operating cash flow for the quarter ending September 30, 2000 occurred primarily as a result of the net income reported for the period and net increase in customer deposits. During this quarter, the Company managed to reduce trade payables by $100,963 with funds provided from collections of accounts receivable and other sources.

      On December 31, 1999, the Company renewed its revolving loan facility through December 31, 2000, and may now borrow up to $600,000 under the terms of the new credit line. On March 31, 2000, the Company borrowed $75,000 under a new term loan payable in monthly installments and maturing November 18, 2000. See note 4 to financial statements for further details of the Company's borrowing facilities.

      During the third quarter of 2000, incentive stock options to purchase 23,335 shares of common stock were exercised at various prices, ranging from $.72 to $2.00.

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

        No reports on Form 8-K were filed during the quarter ending September 30, 2000.

INDEX OF EXHIBITS

    2.1(1) The Agreement of Merger of November 18, 1994, between Lark Technologies, Inc. and Lark Sequencing Technologies, Inc. providing for the merger of Lark Sequencing Technologies, Inc. into the Company.

    3.1(1)    Bylaws of Lark Technologies, Inc., as amended.

    3.2(1) The Certificate of Incorporation of Lark Technologies, Inc., as amended.

    4.1(3)    Lark Technologies, Inc. 2000 Stock Option Plan adopted by the
              Company.

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

(3) Incorporated by reference from the Company's Registration Statement on Form S-8 dated September 21, 2000, Commission File No. 333-46280.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Lark Technologies, Inc.
                                            (Registrant)



DATE NOVEMBER 13, 2000                 /s/ DOUGLAS B. WHEELER             .
                                           Douglas B. Wheeler
                                           President and Chief Operating Officer