Form 10KSB40
period 2000-12-31
LARK TECHNOLOGIES INC
filed 2001-03-29
CIK 942134

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues for the fiscal year ending December 31, 2000 were $5,625,968.

The aggregate market value of the voting stock held by non-affiliates is $5,656,362 based on a closing price of $1.8125 on December 31, 2000.

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2000, there were 3,520,395 shares of Common Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None
Transitional Small Business Disclosure Format (Check one): Yes       No  [X]
================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Part I                                                                                      Page
                                                                                            ----
     Item 1.      Description of Business...................................................   1

     Item 2.      Description of Property...................................................   6

     Item 3.      Legal Proceedings.........................................................   6

     Item 4.      Submission of Matters to a Vote of Security Holders.......................   6


Part II

     Item 5.      Market for Common Equity and Related Stockholder Matters..................   6

     Item 6.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.....................................................   7

     Item 7.      Financial Statements......................................................   9

                           Balance Sheet ...................................................  11

                           Statements of Operations ........................................  12

                           Statements of Cash Flows ........................................  14

                           Notes to Financial Statements ...................................  16

     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................................  25


Part III

     Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.........................  25

     Item 10.     Executive Compensation....................................................  28

     Item 11.     Security Ownership of Certain Beneficial Owners and Management............  30

     Item 12.     Certain Relationships and Related Transactions............................  31

     Item 13.     Exhibits and Reports on Form 8-K..........................................  32

Signatures .................................................................................  33

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

         In June of 1992, Sequencing acquired the assets of a Texas limited partnership that was engaged in basic research into potential medical uses of the bio-active proteins present in the venom of poisonous snakes. Sequencing placed these assets in a wholly owned subsidiary, Summa Biologica Inc., a Texas corporation ("Summa"). The operations of Summa were not profitable and were not deemed sufficiently promising to management of Sequencing to continue expenditures in this respect. In December of 1993, Sequencing sold substantially all the assets of Summa.

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

         BUSINESS OF LARK. Lark is a leader in providing contract molecular biology services to the pharmaceutical, biotechnology and agbio industries. Lark's services are used worldwide by research organizations and drug development institutions to accelerate their efforts in bringing products to the market. Lark's contract research service portfolio consists of over a hundred different molecular biology services in the areas of Nucleic Acid Extraction Services, DNA Sequencing Services, Genetic Stability Testing Services, Gene Expression and Detection Services, and Custom Molecular Biology Services. All of these services are performed by a highly trained and educated scientific staff working in a facility that is compliant with the Food and Drug Administration's
(FDA) Good Laboratory Practices (GLP) (CFR Title 21, Part 58).

     o Nucleic Acid Extraction Services. Lark is capable of receiving and processing a wide range of sample types to be analyzed in our laboratories. Lark uses a variety of extraction procedures to isolate DNA and/or RNA from blood, tissue, and other body fluids, as well as bacterial, plant and cell culture samples.

     o DNA Sequencing Services. Lark has assembled a breadth of DNA sequencing services to meet the requirements of a variety of end user applications ranging from gene discovery to confirmatory sequencing for FDA submission. The Company has extensive expertise and over ten years of experience in DNA sequencing technologies to accommodate both high throughput and high complexity projects. Depending upon the nature of a project, Lark will develop an optimal sequencing strategy to generate consistent, high quality sequence data.

                  High Volume Sequencing Services. Lark's high volume sequencing services utilize high throughput automated systems for the analysis of thousands of gene sequences per day. Customers will either supply samples in a 96-well format or Lark will reformat samples into 96 wells for high throughput processing.

                  Large Scale Genomic Sequencing Services. Lark is capable of sequencing DNA provided in the form of large constructs known as cosmids and artificial chromosomes that contain large fragments of DNA from the organism being studied. These large constructs will be subdivided into smaller pieces that are then sequenced. The sequences are then aligned and assembled into a continuous DNA sequence. This sequence can then be analyzed to locate coding regions of genes.

                  Fast Turnaround Sequencing Services. Lark has a fast turnaround sequencing team dedicated to providing high accuracy double or single strand sequence information to clients in a short timeframe. Clients use this service to obtain complete sequence information on specific samples or regions of interest and as a way to confirm sequence information. Typically this service has a two to ten day turnaround time depending upon the size of the clone to be sequenced.

     o Genetic Stability Testing Services. Lark assists clients in meeting the regulatory requirements established for development and licensing of certain genetically engineered biological products. The Food and Drug Administration requires pharmaceutical and biotech companies to submit a variety of information which can be obtained through the Lark services listed below. Lark analyzes and provides a comprehensive report on the genetic integrity of cell banks used to produce recombinant proteins, monoclonal antibodies, vaccines, and gene therapy products.

                  FDA Submission Quality Sequencing. Lark's FDA quality sequencing service generates 100% accurate DNA sequence information for verification of genes within biological products for regulatory submission. Usually, the FDA requires sequence information for the recombinant genes expressed within genetically engineered biological products to confirm that no modifications have occurred to the sequence during the cell banking and production processes.

                  Copy Number. Lark uses various copy number analysis methods to monitor the number of gene expression constructs contained in a cell throughout the product production process.

                  Insertion Number. Lark uses a DNA hybridization technique to determine the number of insertion sites of a recombinant gene within mammalian cell banks. The insertion number is used to measure the stability of a eucaryotic cell bank.

                  Restriction Enzyme Analysis. Lark performs restriction enzyme analysis on cell banks to determine if any unexpected genetic rearrangements have occurred in or around the recombinant gene of interest. The analysis supports confirmation of the stability of a cell bank throughout the pre and post production process.

                  Plasmid Loss Detection. Lark has developed assays to detect the percentage of cells in a cell bank, which are missing product producing plasmid systems. Increases in plasmid loss may be indicative of instability and inefficiencies of the cell bank for production of product.

                  Phage Detection. Phages are bacterial viruses, which can kill or alter the bacterium's growth cycle or expression levels, thus altering the ability to produce product. Lark's phage detection service is designed to detect phage contamination of a bacterial cell bank.

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

     o Custom Molecular Biology Services. Lark offers a variety of custom services, which may be adapted to meet specific customer requirements.

                  Polymerase Chain Reaction (PCR). Lark uses PCR techniques to amplify a specific sequence of interest to a customer from plasmid, viral, or genomic DNA. Lark also has the expertise to provide reverse transcription PCR for amplification of an RNA product. This service may be used to generate template for DNA sequencing, gene cloning, or micro-array applications.

                  Subcloning. Subcloning is a procedure used to transfer a DNA region of interest into a vector that is more suitable for procedures such as DNA sequencing and gene expression. Lark provides a strategy and services for subcloning a variety of different sequence fragments, including PCR products, into standard vector systems.

                  Library Screening. Lark uses gene fragments to screen a customer's library of clones and isolate the full-length cDNA of interest. Lark also provides services to search a library to find homologous genes in related species or isolate the genomic equivalent of a cDNA.

                  DNA Preparation. Lark provides services to prepare plasmid DNA or phage DNA on a large-scale basis for its customers.

         Previously, Lark had also undertaken a senescence gene discovery program for its own account. In 1995, the Company obtained exclusive rights to senescence gene technology developed at Baylor College of Medicine ("Baylor"), subject to third party royalty rights and development obligations. Senescence is the final stage of cellular aging when a cell ceases to divide but remains viable. The genes that control this process regulate cell immortality. The major disease target for this gene technology is cancer. Animal studies have demonstrated the ability of this technology to reduce tumor growth at statistically significant levels. Lark is currently pursuing the licensing of this technology through the activities of Sennes Drug Innovations.

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

     o Capitalize on the Current Customer Base and Leverage Repeat Business. The Company has significant relationships with a number of leading biotechnology companies and has served 18 of the 20 largest pharmaceutical companies. The Company has also attained a high level of repeat business. Lark believes it can further capitalize on its commercial relationships by enhancing its direct sales force and applying an account-focused approach to its selling process.

     o Grow Existing Service Business to Support High Growth Genomics Industry. The Company has established four product lines, which support genomics-based research and development efforts 1) Nucleic Acid Extraction Services, 2) DNA Sequencing Services, 3) Gene Expression Services, and 4) Gene Detection Services. Within each of these product lines are specific services designed to meet specific project needs. Through the Company's interactions with clients and awareness of the industry, Lark has identified future services to add to these product lines in further support of its client's genomics programs.

     o Establish Broad Range of Molecular Biology Services to Support Expanding Outsourcing Need. A factor, which influences Lark's new products program is the requests, made by Lark's clients for specific new services. Lark believes the number of new services it will introduce will be significantly impacted by the expanding outsourcing needs of its client-base. By assembling a portfolio of automated, molecular biology services the Company believes it will be able to decrease its client's product development timelines. Many of Lark's contractual arrangements are customized proposals composed of a number of individual services integrated into a production-oriented format. The Company plans to continue to introduce high throughput approaches to accelerate its client's abilities to efficiently analyze multiple samples.

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

         Several factors influence the current competitive business conditions faced by the Company. First, the total amount of DNA sequencing is increasing due to the Human Genome Project and related genome sequencing initiatives, and competitive pressures in the pharmaceutical industry. Major pharmaceutical companies have made significant financial commitments to gene therapy approaches. These approaches are maturing and may require demonstration of genetic stability before or during clinical trials. For example, there are currently over 60 biotech products in the marketplace and over 260 in clinical trials and 2,000 in preclinical development, all of, which potentially require FDA submission sequencing in support of a demonstration of genetic stability.

         Additionally, companies in both the pharmaceutical and biotechnology sectors are facing increasing competitive pressures to reduce fixed expenditures. Pharmaceutical companies are increasingly outsourcing routine procedures to maximize the innovative aspects of their internal efforts. The biotechnology sector has accepted the virtual company model, which supports further outsourcing of routine development efforts.

         The Company has many attributes, which have enabled it to compete in this complex environment. The Company is recognized as a quality leader among contract molecular biology service providers and has operated under the direction of industry professionals for more than six years. The Company's technical team follows standard operating procedures, which help to produce consistent, high quality results. Because services are performed in compliance with GLPs as specified by the FDA, Lark can undertake projects that support applications to the FDA. Finally, the Company provides a breadth of molecular biology services with flexible protocols to meet project specific objectives.

         The Company faces several types of competition. The first is individual researchers capable of performing the work themselves rather than contracting it out. A similar type of competition is that of the core lab, either in an academic setting or within a large company, that can provide services at a much-reduced rate due to subsidies of its overhead expenses. These first types of competition are difficult to overcome due to the perception of significantly lower costs. There are several smaller companies, which offer DNA sequencing and/or related molecular biology services, that have not yet demonstrated the longevity, breadth of services or marketing ability that the Company has. Finally, there are several recent entrants in the genomics sequencing market. These companies typically take an ownership position in the sequence information they generate, whereas Lark has not taken ownership positions in any sequence data generated for its clients.

         The Company markets its services through advertisements in biological and pharmaceutical journals, presentations to potential clients, attendance at trade shows and scientific conferences, and client referrals. The Company's sales staff in the United States and in its European branch office is compensated with base salaries and commissions based on performance.

         RAW MATERIALS. The principal suppliers of raw materials for the Company's services are laboratory supply companies. The Company believes that there are sufficient alternate suppliers available such that raw materials will be available in sufficient quantities and at reasonable cost for the foreseeable future.

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

         The Company is, by nature of its work, privy to certain confidential information of its customers. In order to attract and maintain clients the Company enters into confidentiality agreements with its customers, as both parties deem appropriate. There can be no assurance that such confidential information will not be disclosed or that similar trade secrets or expertise will not be independently developed, or that access to such information could not be gained inadvertently.

         GOVERNMENTAL APPROVAL. The Company is not dependent upon governmental approval of its current services. However, many of its clients will submit applications for new drugs or devices to the FDA. A significant portion of the projects undertaken by the Company are in support of such applications and thus are subject to compliance with standards established by the FDA and its foreign counterparts. The Company employs personnel and utilizes procedures, which it deems necessary to comply with these regulatory standards. Although the Company and its services are not themselves subject to FDA approval, the Company complies with these regulatory standards in order to undertake this type of project for its clients.

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

         EMPLOYEES. As of December 31, 2000, the Company had a total of 46 full time employees of which 37 were based in the US and 9 were based in the UK. The Company believes that its employee relations are good, but can make no assurances that it will continue to be able to attract and retain qualified employees. The Company also has engaged the services of consultants when appropriate.

         FORWARD-LOOKING INFORMATION. This Annual Report contains various forward-looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated projected or expected.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases 15,544 square feet of office and laboratory space for its corporate headquarters in Houston, Texas pursuant to a lease, which expires December 31, 2009. The Company has the first right of refusal to lease approximately 10,000 contiguous additional square feet. Company also leases office space for its European branch office. The European branch office, originally located in Hove, England, was moved to Saffron Walden, England in March 1996 pursuant to a lease, which has now been renewed until August 31, 2002. Future amounts due under the terms of these leases are detailed in Note 9
- "Commitments and Contingencies - Leases" of the financial statements. The Company carries commercial insurance, which it deems sufficient to cover loss of lab equipment or occupancy privileges.

ITEM 3. LEGAL PROCEEDINGS

         On June 29, 2000 Joel S. Kanter sued the Company in U.S. District Court for the Southern District of Texas, Houston Division. The Company entered into a letter of intent with the "Kanter Group" in 1999 providing for Mr. Kanter to conduct, or invest in, a proposed $1,320,000 private offering of Company stock. The transaction was not completed by the time specified in the letter of intent (on or before November 1, 1999) and Mr. Kanter and the Company continued to work on the offering for a time thereafter. Mr. Kanter alleges the Company did not allow him to complete the offering and seeks damages for the breach of the letter of intent and for reliance damages for his expenses following expiration of the letter of intent. The Company's position is that there was no binding agreement, that the letter of intent, by its own terms, prevents Kanter from recovering and that Kanter imposed material conditions to the completion of the transaction which were not set forth in the letter of intent. The litigation is in its initial stages of discovery and the Company intends to file a motion for summary judgment shortly. The Company intends to vigorously defend the lawsuit and Management believes that it is without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company has been eligible to be quoted on the NASDAQ Bulletin Board system under the symbol LDNA since the fourth quarter of 1995. As reported by yahoofinancial.com historical quotes, the high and low bids for each quarter of 1999 and 2000 are shown on the following table. These bids reflect the price paid by the buyer, and do not include the commission withheld by the broker(s).

STOCK PRICES

                                                  1999                      2000
                                            ----------------          ----------------
                                             High       Low           High        Low
                                            -----      -----          -----      -----
  Quarter Ending March 31,                  $1.03      $0.69          $9.69      $1.50
  Quarter Ending June 30,                   $0.88      $0.47          $4.00      $1.66
  Quarter Ending September 30,              $1.03      $0.50          $3.56      $1.87
  Quarter Ending December 31,               $2.44      $0.53          $2.38      $1.31

         As of December 31, 2000, there were approximately 2,663 holders of record of the Common Stock.

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

         OVERVIEW. The Company's revenues are derived through provision of DNA sequencing and related molecular biology services to researchers in the pharmaceutical, biotechnology, agri-technology and related industries. Quarterly fluctuations in revenues arise primarily from variations in contract status with customers. In addition, the majority of customer projects are individual orders for specific projects ranging in value from $6,000 to $140,000. Engagement for successive work is highly dependent upon the customer's satisfaction with the services provided to date. The Company is unable to predict for more than a few months in advance the number and size of future projects in any given period. Thus, timing could have a significant impact on financial results in any given period. The impact of the unpredictable project fluctuations from customers can result in very large fluctuations in financial performance from quarter to quarter.

         The Company believes that its expansion efforts discussed in Part I will compensate for some of these sales fluctuations. In addition, the Company has initiated several steps to mitigate the effects of these fluctuations where possible.

          Since the middle of 1997, the Company has introduced three new service lines. In late 1997 the Company introduced a new service, Quantitative PCR. Then in the second quarter of 1998, the Company introduced its new Genetically Modified Organisms service and, finally, at the very end of 1998, introduced its new Genotyping service.

         In addition to the new services, the Company established a new lab operation in its Saffron-Walden, England facility. Although the Company has maintained a sales office in the UK for many years, this is the first lab facility the Company has established there. This facility employs nine full time people and utilizes equipment, which costs approximately $379,619.

RESULTS OF OPERATIONS

         Gross Revenues. Gross revenues increased 11% from $5,071,753 to $5,625,968 for the years ended December 31, 1999 and 2000, respectively. The growth came from increases in most product lines, with the fastest growth occurring in areas relating to genomic DNA sequencing, testing of industrially important cell lines and in assays relating to pre-clinical and clinical testing of new biopharmaceuticals.

         Costs of Services. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 23% from $2,885,134 to $3,538,139 for the years ended December 31, 1999 and 2000, respectively. Some of the increase in costs of services was caused by the additional variable costs necessary to produce the additional revenues in 2000 compared to 1999. Costs of services as a percentage of revenue were 57% and 63% for the years ended December 31, 1999 and 2000, respectively. During 2000, the Company incurred moving expenses to move to a new facility that totaled approximately $30,680 plus approximately $67,000 in equipment maintenance costs that were not incurred in 1999 because the covered equipment was still under the original manufacturers warranty.

         Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses decreased less than 1% from $2,015,896 to $2,006,194 for the years ended December 31, 1999 and 2000, respectively. Although the change in these expenses from 1999 to 2000 nets to a small decrease, it is the net effect of lower salaries offset by higher recruiting and advertising expenses. The lower salaries resulted when the CFO assumed the additional office of president. Additionally, the vice president and scientific director left the Company in May 2000 and had not been replaced by the end of the year. The higher recruiting expenses were incurred in connection with hiring a senior vice president of corporate development, a director of DNA sequencing and several regional sales representatives. Sales, general and administrative expenses as a percentage of revenue were 40% and 36% for the years ended December 31, 1999 and 2000, respectively.

         VARIABILITY OF FUTURE OPERATING RESULTS. The growth in annual revenues was largely attributable to record revenues in the second and third quarters as Lark's new business model began to perform as planned. Although the Company expects higher and less variable revenue streams as a result of these changes, the ultimate success of these changes can not be reasonably predicted.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $29,026 and $1,128,409 for the years ended December 31, 1999 and 2000, respectively. The increase in operating cash flow was due largely to the increase in customer deposits received for large projects in 2000.

         During 2000, the Company directly invested $219,712 in fixed assets and an additional $152,632 in lab equipment subject to a capital lease mentioned in note 9 to the financial statements in order to support the current and expected increase in revenues made possible by the addition of the new services and receipt of a large contract.

         The Company's bank debt totaled approximately $331,899 at December 31, 2000, and was made up of two components. The first component, totaling approximately $7,944, is an equipment loan made to the Company at the beginning of 1999 and due in 2002. The second, totaling approximately $323,955, is the Company's line of credit with its principal bank that matures December 31, 2001. The line of credit provides for borrowing up to 80% of accounts receivable that are less than 90 days old and requires the Company to meet certain financial ratios. The Company was in compliance with those ratios at December 31, 2001. Also, during 2000, the Company arranged a term loan for $75,000, which was repaid within terms on November 18, 2000. See note 7 to the financial statements for further details concerning debt. Other debt totaled approximately $25,407 at December 31, 2000.

          Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through a combination of existing or proposed credit facilities and future operating results. The Company's planned operating growth will occur through a higher degree of automation made possible by equipment additions and upgrades.

         MATERIAL COMMITMENTS. The Company currently has no outstanding material commitments.

ITEM 7. FINANCIAL STATEMENTS



                             LARK TECHNOLOGIES, INC.


                          Index to Financial Statements
                     Years ended December 31, 1999 and 2000




                                    Contents

                                                                                               Page
                                                                                               ----

Report of Independent Auditors.................................................................  10

Financial Statements

         Balance Sheet as of December 31, 2000.................................................  11

         Statements of Operations for
              Years Ended December 31, 1999 and 2000 ..........................................  12

         Statements of Stockholders' Equity for
              Years Ended December 31, 1999 and 2000 ..........................................  13

         Statements of Cash Flows for
              Years Ended December 31, 1999 and 2000 ..........................................  14

Notes to Financial Statements..................................................................  16

                         REPORT OF INDEPENDENT AUDITORS




Lark Technologies, Inc.
Board of Directors and Stockholders

We have audited the accompanying balance sheet of Lark Technologies, Inc. (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lark Technologies, Inc. at December 31, 2000, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                       ERNST & YOUNG LLP

Houston, Texas
February 16, 2001

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000

ASSETS
Current assets:
             Cash and cash equivalents                        $    993,324
             Accounts receivable                                   826,203
             Due from related parties                                8,795
             Inventory                                             266,267
             Prepaid expenses                                       62,856
                                                              ------------
Total current assets                                             2,157,445

Property and equipment, net                                        997,663
Other assets, net                                                   30,390
                                                              ------------
Total assets                                                  $  3,185,498
                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Accounts payable                                 $    518,519
             Notes payable, current portion                        356,695
             Capital lease obligation, current portion              53,096
             Due to related parties                                 13,943
             Accrued expenses                                      117,016
             Customer deposits                                     998,682
                                                              ------------
Total current liabilities                                        2,057,951

Notes payable, less current portion                                    611
Capital lease obligation, less current portion                      73,190
Deferred rent expense                                               18,540
                                                              ------------
Total liabilities                                                2,150,292

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
             Preferred stock, $0.001 par value:
                  Authorized shares - 2,000,000
                  None issued and outstanding
             Common stock, $0.001 par value:
                  Authorized shares - 8,000,000
                  Issued and outstanding shares - 3,520,396          3,520
             Additional paid-in capital                          2,669,615
             Treasury stock at cost                                 (4,946)
             Accumulated deficit                                (1,630,172)
             Accumulated comprehensive loss                         (2,811)
                                                              ------------
Total stockholders' equity                                       1,035,206
                                                              ------------
Total liabilities and stockholders' equity                    $  3,185,498
                                                              ============



See accompanying notes.

                             LARK TECHNOLOGIES, INC
                            STATEMENTS OF OPERATIONS


                                                     Years ended December 31,
                                                   ----------------------------
                                                       1999            2000
                                                   ------------    ------------
Revenue:
               Laboratory Services                 $  5,071,753    $  5,625,968

Costs and expenses:
               Costs of services                      2,885,134       3,538,139
               Sales, general and administrative      2,015,896       2,006,193
                                                   ------------    ------------
Total costs and expenses                              4,901,030       5,544,332
                                                   ------------    ------------
Operating income                                        170,723          81,636

Other income and (expense):
               Interest expense                        (130,025)        (70,687)
               Interest income                            6,890          28,347
                                                   ------------    ------------
Total other income (expense)                           (123,135)        (42,340)
                                                   ------------    ------------
Income before income taxes                               47,588          39,296

Provision for income taxes - current                     12,028          13,746
                                                   ------------    ------------
Net income                                         $     35,560          25,550
                                                   ============    ============



Basic and diluted earnings per common share        $       0.01    $       0.01
                                                   ============    ============



See accompanying notes.

                             LARK TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000


                                                  Common Stock                   Treasury Stock
                                               -------------------  Additional   ---------------     Amounts      Accumulated
                                                 Shares     At Par    Paid-in                        due from    Comprehensive
                                               Outstanding  Value     Capital    Shares  At Cost   Stockholders   Gain/(Loss)
                                               -----------  ------  ----------   ------  -------   ------------  -------------
BALANCE AT DECEMBER 31, 1998                     3,324,046  $3,324  $2,450,754    4,500  $(4,946)  $    (15,045)

     Warrants issued--deferred loan costs                                4,317
     Additional interest expense for warrants                           58,200
     Net Income

                                               -----------  ------  ----------   ------  -------   ------------  -------------
BALANCE AT DECEMBER 31, 1999                     3,324,046   3,324   2,513,271    4,500   (4,946)       (15,045)            --

     Warrants exercised                             50,000      50      12,450
     Options exercised                             146,349     146     175,144
     Warrants redeemed                                                 (31,250)
     Shareholder loan repaid                                                                             15,045

     Currency translation loss                                                                                          (2,811)
     Net Income

     Comprehensive income

                                               -----------  ------  ----------   ------  -------   ------------  -------------
BALANCE AT DECEMBER 31, 2000                     3,520,395  $3,520  $2,669,615    4,500  $(4,946)            --  $      (2,811)
                                               ===========  ======  ==========   ======  =======   ============  =============

                                                 Accumulated
                                                   Deficit       Total
                                                 -----------   --------
BALANCE AT DECEMBER 31, 1998                     $(1,691,282)  $742,805

     Warrants issued--deferred loan costs                         4,317
     Additional interest expense for warrants                    58,200
     Net Income                                       35,560     35,560

                                                 -----------   --------
BALANCE AT DECEMBER 31, 1999                      (1,655,722)   840,882

     Warrants exercised                                          12,500
     Options exercised                                          175,290
     Warrants redeemed                                          (31,250)
     Shareholder loan repaid                                     15,045

     Currency translation loss                                   (2,811)
     Net Income                                       25,550     25,550
                                                                --------
     Comprehensive income                                        22,739

                                                 -----------   --------
BALANCE AT DECEMBER 31, 2000                     $(1,630,172)  1,035,206
                                                 ===========   ========



See accompanying notes.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                 Years ended December 31,
                                                               ----------------------------
                                                                   1999            2000
                                                               ------------    ------------
OPERATING ACTIVITIES
Net income                                                     $     35,560    $     25,550
Adjustments to reconcile net income
   to net cash provided by operating activities
               Depreciation and amortization                        308,750         359,208
               Non-cash loan costs from issuance of warrants         62,517              --
               Provision for losses on accounts receivables              --          55,000
               Changes in operating assets and liabilities:
                    Accounts receivable                            (326,113)         34,842
                    Inventory                                       (89,949)        (36,539)
                    Prepaid expenses                                 90,416          81,166
                    Other assets                                    (14,000)            360
                    Due from related parties                         33,126          (5,422)
                    Accounts payable                                (45,948)        (65,319)
                    Accrued expenses                                 31,954         (45,731)
                    Deferred rent                                        --          18,540
                    Deposits                                        (57,287)        777,091
                                                               ------------    ------------
Net cash provided by operating activities                            29,026       1,198,746

INVESTING ACTIVITIES
Purchases of property and equipment                                (126,408)       (290,052)
                                                               ------------    ------------
Net cash used in investing activities                              (126,408)       (290,052)

FINANCING ACTIVITIES
Principal payments on notes payable                                (301,292)       (251,062)
Proceeds from notes payable                                         452,000          75,000
Repayment on capital lease obligations                             (248,002)       (178,912)
Receipt of amount due from shareholder                                   --          15,045
Proceeds from exercised options                                          --         175,290
Proceeds from exercised warrants                                         --          12,500
Redemption of warrants                                                   --         (31,250)
                                                               ------------    ------------
Net cash used in financing activities                               (97,294)       (183,389)
                                                               ------------    ------------
Effect of currency translation on cash                                   --          (2,811)
Net increase (decrease) in cash and cash equivalents               (194,676)        722,494
Cash and cash equivalents at beginning of year                      465,506         270,830
                                                               ------------    ------------
Cash and cash equivalents at end of year                       $    270,830    $    993,324
                                                               ============    ============



See accompanying notes

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                   Years ended December 31,
                                                                                  ---------------------------
                                                                                      1999           2000
                                                                                  ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
               Interest                                                           $     67,508   $     70,687
               Income taxes                                                                 --   $     13,240
Noncash activities:
               Capital lease to acquire property and equipment                    $     19,039   $    152,633
               Note payable for prepaid insurance                                 $     70,805   $     83,715



See accompanying notes.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

2. ACCOUNTING POLICIES

Inventory

         Finished goods inventory consists of the direct and indirect costs to produce quantitative polymerase chain reaction (QPCR) assays held for resale. At December 31, 2000 finished goods inventory was $149,656.

         Work in process inventory includes the direct and indirect costs associated with projects that had been started but not yet completed at December 31, 2000. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project up to the point of measurement such as the end of an accounting period. At December 31, 2000, work in process inventory was $116,611.

Revenue Recognition

         The Company recognizes revenue and related profit upon the completion and shipment of laboratory service projects. For laboratory service projects under long term contracts, revenue and related profit is recognized as specific projects are completed. Revenues include shipping costs billed to customers and the related costs are recorded as cost of sales. Costs incurred on partially completed projects are recorded as work-in-process.

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

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Advertising costs

         The Company expenses all advertising costs as incurred. Total advertising expense for 1999 and 2000 was $83,415 and $132,605, respectively.

Income tax

         The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statements and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Recently issued accounting standards

         In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and early adoption is permitted. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on net income or the financial position of the Company.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which the Company was required to adopt in the fourth quarter of 2000. The adoption of SAB 101 had no impact on the Company's revenue recognition policies.

Reclassifications

         Certain amounts in the prior year have been reclassified to conform to the 2000 presentation.

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

4. ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 2000 is presented net of an allowance for doubtful accounts of approximately $24,000.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2000:

Laboratory equipment                             $  2,110,465
Furniture and fixtures                                106,801
Computer equipment                                    465,590
Leasehold improvements                                 15,120
                                                 ------------
                                                    2,697,976
Less accumulated depreciation and amortization     (1,700,313)
                                                 ------------
Property and equipment, net                      $    997,663
                                                 ============

6. ACCRUED EXPENSES

         Accrued expenses consisted of the following at December 31, 2000:

Accrued payments under sponsored research agreement   $ 10,000
Accrued audit and tax preparation fees                  40,850
Accrued salary costs, payroll taxes and insurance       43,902
Accrued UK VAT tax payable                               8,678
Accrued State Income Taxes                              13,586
                                                      --------
                                                      $117,016
                                                      ========

7. NOTES PAYABLE

         At December 31, 1999, the Company had a revolving line of credit with a bank that provided for maximum borrowings of $450,000. Under the terms of the line, borrowings were to bear interest at the bank's prime rate (8.5% at December 31, 1999) plus 2%. That line of credit expired December 31, 1999 and was renewed that day through September 30, 2000 with the same terms as the expiring line of credit. On February 18, 2000, this credit line was renewed through December 31, 2000 and modified to provide for maximum borrowings of $600,000. All other terms of the line were unchanged. On December 7, 2000, this credit line was renewed through December 31, 2001. The terms and conditions were changed to require a minimum tangible net worth of $900,000. All other terms and conditions remained unchanged. The line of credit is secured by qualified accounts receivable of the Company. At December 31, 2000, the Company had $323,956 outstanding under this line of credit. The borrowing base for this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On December 31, 2000, the Company had an unused line of credit of $72,453. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. The Company was in compliance with all required covenants at December 31, 2000. The weighted-average interest rate on short-term borrowings outstanding was 11.2% for the year ended December 31, 2000.

         On March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the revolving credit line. Under the terms of this discretionary credit, the Company was able to borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provided for borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provided for repayment terms up to 36 months and matured on May 31, 1999. Although this credit facility was not renewed, the Company used a portion of this line prior to its expiration to finance certain pieces of lab equipment over a period of 36 months at the bank's prime rate plus 2%. At December 31, 2000 the Company had $7,944 outstanding under this loan.

         On July 13, 1999, the Company arranged a $200,000 term loan from the same bank that extended the revolving credit facility. Under the terms of the loan, the Company was to make substantially equal payments over a

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


six-month period ending with the last payment on January 15, 2000. Interest on this loan was at the bank's prime rate (8.5% at December 31, 1999). As additional security for this loan, certain stockholders of the Company agreed to provide guarantees that totaled $250,000 in exchange for warrants to purchase the Company's common stock. (See note 9.) On January 12, 2000, this note was completely repaid to the lending bank, which then released all guarantees being used as the additional security for the loan.

         On February 18, 2000, the Company arranged a $75,000 term loan from the same bank that extended the revolving credit facility. Under the terms of the loan, the Company was to make substantially equal payments over a nine-month period ending with the last payment on November 18, 2000. This term loan was subject to the same credit agreement as the revolving credit facility and was completely repaid within terms.

         Other debt totaled $25,406 at December 31, 2000 and is primarily to finance commercial insurance policies for less than one year at various rates of interest.

8. FEDERAL INCOME TAX

         At December 31, 2000, the Company had net operating loss carryforwards of $1,762,930 for income tax purposes that expire in 2005 through 2019. These net operating loss carryforwards may be limited as a result of ownership changes resulting from issuance of common stock. The Company used approximately $1,950 of net operating loss carryforwards during the year ended December 31, 2000.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recorded against the Company's net deferred tax assets because of the Company's cumulative loss position.

         Significant components of the Company's deferred tax liability and assets are as follows at December 31, 2000:

Deferred tax liabilities:
    Accumulated Depreciation          $ (44,925)
                                      ---------
Total deferred tax liabilities          (44,925)
Deferred tax assets:
    Deferred rent expense                 6,304
    Bad debt expense                      8,099
    Net Operating loss carryforward     599,396
                                      ---------
Total deferred tax assets               613,799
Valuation allowance                    (568,874)
                                      ---------
Net deferred tax assets               $       0
                                      =========

         The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                        1999                      2000
                                ---------------------     ---------------------
                                 Amount       Percent      Amount       Percent
                                --------     --------     --------     --------
Tax at U.S. statutory rates     $ 16,180           34%    $ 13,361           34%
State income taxes                12,028           25%      13,746           35%
Change in valuation allowance     (6,180)         (13)%    (30,204)         (77)%
Other                            (10,000)         (21)%     16,843           43%
                                --------     --------     --------     --------
                                $ 12,028           25%    $ 13,746           35%
                                ========     ========     ========     ========

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9. COMMITMENTS AND CONTINGENCIES

Stock Option and Warrants

         On May 10, 2000, the Company's incentive stock option plan expired and was replaced with a new plan on that day. All of the options authorized by the old plan that had not been granted expired with that plan. The new incentive stock option plan (the "Plan") was created for directors, certain key employees, and others as determined by the directors. The Company has reserved a total of 1,103,807 common stock for issuance under the stock option plan. The price at which shares may be purchased under the option plan shall not be less than the greater of (a) 100% of the fair market value of the shares on the date the option is granted or (b) the aggregate par value of such shares on the date the option is granted. Common stock options granted are generally exercisable immediately by non-employee directors and subject to a five-year vesting schedule for employees.

         The Company applies APB 25 in accounting for the Plan. Because the exercise price of the options was equal to the market value of the stock at the date of grant, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and net income per common share is required by FASB Statement No. 123 as if the Company had accounted for its incentive stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing ("Black-Scholes") model for the 1999 and 2000 options granted with the following weighted average assumptions: (i) risk-free interest rates ranging from 6.12% to 6.50%, (ii) a dividend yield of 0% for both years, (iii) volatility factors of the expected market price of the company's common stock of 1.07% and 1.59%, respectively, and (iv) a weighted average expected life of two years and five years respectively.

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

                                                   Year Ended December 31,
                                      --------------------------------------------------
                                               1999                        2000
                                      --------------------------------------------------
                                                       As                         As
                                       Reported    Pro Forma      Reported     Pro Forma
                                      ----------   ----------    ----------   ----------
Net income (loss)                     $   35,560   $  (92,321)   $   25,550   $ (224,939)

Basic and diluted net income (loss)
  per common share                    $      .01   $    (0.03)   $     0.01   $    (0.06)

         During 1999 and 2000, the Company issued incentive stock options under the Plan, which had exercise prices equal to the fair market value of the common stock at the date of grant. A summary of the Company's stock options activity and related information follows:

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                                Year Ended December 31,
                         -----------------------------------------------------------------
                                               1999                              2000
                                             Weighted                          Weighted
                                              Average                           Average
                             Options      Exercise Price       Options      Exercise Price
                         --------------   --------------   --------------   --------------
Outstanding -
   beginning of year            260,706   $         1.80          309,107   $         1.38
     Granted                    216,606   $         0.73          303,500   $         1.86
     Exercised                       --               --          146,349   $         1.20
     Forfeited                  168,205   $         1.73           58,951   $         1.19
                         --------------   --------------   --------------   --------------

Outstanding - end of            309,107   $         1.38          407,307   $         1.60
   year

Options exercisable at
   year-end                     154,827                           271,307

Weighted average fair
    value of options
    granted during the
    year                 $         0.64                    $         1.47

         The following summarizes information related to stock options outstanding at December 31, 2000:

                                        Options outstanding                        Options exercisable
                           -----------------------------------------------    -------------------------------
                                                              Weighted
                                             Weighted          Average                            Weighted
       Range of                              Average          Remaining                           Average
       Exercise                              Exercise        Contractual                          Exercise
        Prices               Options          Price             Life            Options            Price
-----------------------    -----------    -------------    ---------------    ------------    ---------------
                                      (in thousands, except per share amounts)
$0.15 - $0.75                  92,207        $0.69            8.3 yrs.             92,207         $0.69
$1.42 - $1.89                 315,100        $1.87            9.8 yrs             179,100         $1.85
                           -----------                                        ------------
                              407,307        $1.60            9.5 yrs.            271,307         $1.46
                           ===========                                        ============

At December 31, 2000, there are 696,500 options available for future grants under the Plan.

         During July of 1999, the Company issued warrants to certain stockholders who provided $250,000 in personal guarantees as collateral for a $200,000 term loan. These warrants provided the holders with the options to purchase a total of 250,000 shares of the Company's common stock at $0.25 per share. Under the terms of the warrants, the Company redeemed 125,000 warrant shares on January 13, 2000, after the guaranteed loan was repaid within the terms of the loan at a redemption price of $0.25 per share. The exercise period of these warrants is from January 15, 2000 until June 30, 2002.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Leases

         The Company leases certain real estate for its corporate office in Houston, Texas and branch office in the United Kingdom, as well as certain equipment under noncancelable lease agreements, which expire at various dates. In late January 2000, the Company moved into its new corporate headquarters and lab facility. This new facility provides the Company with approximately 15,000 square feet on one level for a period of 10 years. Total rent expense for all operating leases for 1999 and 2000 was $365,546 and $287,178 respectively.

         Future minimum payments under these operating leases are as follows:

         For the year ending December 31,

               2001                            $  138,993
               2002                               138,993
               2003                               148,281
               2004                               148,281
               2005                               155,769
               Thereafter                         623,076
                                               ----------
                                               $1,353,393


         The gross amount of assets recorded under capital leases at December 31, 2000 was $718,588. The related accumulated amortization was $295,684 at December 31, 2000. Under the terms of the capital leases, the Company is obligated to make payments as set forth in the table below and, subject to certain conditions, may purchase the equipment at the end of the lease for a nominal amount.

         Future minimum payments under these capital leases are as follows:

               2001                                           $  66,650
               2002                                              64,577
               2003                                              15,108
               ----                                           ---------
                                                                146,335

         Less interest portion of payments                       20,049
                                                              ---------

         Net present value of lease payments                    126,286

         Less current portion                                    53,096
                                                              ---------

         Capital lease obligation less current portion        $  73,190
                                                              =========

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

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Other Commitments

         In September 1995, the Company entered into a two-year employment agreement with the new President and CEO of the Company providing for a base salary and bonus arrangement. At that time, the President and CEO entered into a Restricted Stock Purchase Agreement whereby the President and CEO purchased 101,452 shares of restricted Common Stock at $.1479 per share, subject to the right of the Company to repurchase a declining portion of such shares should the President and CEO terminate his employment with the Company prior to the expiration of 48 months. In connection with the purchase of the restricted Common stock, the Company received a note from the President and CEO in the amount of $15,045. The note was secured by the restricted stock, due October 24, 1999, bearing simple interest at a variable rate equal to the minimum variable rate permissible to avoid imputed interest and was reflected as a reduction of stockholders' equity until paid. In November 1999, the subject CEO left the Company for another position. As a part of the separation agreement, the board agreed to extend the note to become due in November 2000. In November of 2000, the former president paid the note with all interest due thereon.

10. 401(k) PLAN

                  Effective January 1992, the Company adopted an employee 401(k) retirement plan. Qualified employees may contribute up to 15% of their gross pay to the plan. Employee contributions are limited to amounts established by law. The Company may make matching contributions to the plan as determined by the Board of Directors subject to the limitations under the Internal Revenue Code. The Company made no contributions to the plan in either 1999 or 2000.

11. RELATED PARTY TRANSACTIONS

         The Company appointed TaKaRa Shuzo Co. Ltd. (TaKaRa), a major stockholder of the Company, as the Company's exclusive representative in Japan, South Korea, Taiwan, Oceania and Singapore for a ten-year period commencing June 25, 1990. On June 25, 2000, the appointment expired and was not renewed. During the term of their appointment as representative, TaKaRa periodically advanced the Company funds to be applied against future laboratory services purchased by TaKaRa. During December 2000, TaKaRa requested and received from the Company payment of the $85,565 unearned balance of its original deposit.

         The Company has also provided laboratory services, at rates normally charged to third parties, to affiliates of stockholders of the Company totaling approximately $12,976 and $647 in 1999 and 2000, respectively.

         The Company purchased approximately $39,698 and $87,664 of laboratory supplies and other services from affiliates of stockholders of the Company in 1999 and 2000, respectively.

         The due to related parties at December 31, 2000 is comprised primarily of amounts due to affiliates of stockholders of the Company for laboratory supplies purchased by the Company.

12. MAJOR CUSTOMERS

         During 1999 and 2000, no single customer provided greater than 10% of the Company's revenue.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


13. SEGMENT INFORMATION

         The proportion of the Company's sales to customers in foreign countries is as follows:

                                                            1999         2000
                                                         ----------   ----------
Sales - US                                               $4,108,120   $4,601,092
        UK                                                  963,633    1,024,876
                                                         ----------   ----------
                Total                                    $5,071,753   $5,625,968
Identifiable assets (primarily property and equipment)
        US                                               $1,965,168   $2,318,357
        UK                                                  360,460      379,619
                                                         ----------   ----------
                 Total                                   $2,325,628   $2,697,976

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

15. EARNINGS PER SHARE

         The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                             For the year ending December 31,
                                             --------------------------------
                                                  1999             2000
                                             --------------   ---------------
Weighted average common shares outstanding        3,319,546      3,470,443
Dilutive securities - employee stock options         94,933        212,813
                                             --------------   ---------------
Weighted average common shares outstanding
   assuming full dilution                         3,414,479      3,683,256
                                             ==============   ===============

         In 1999 and 2000, options representing 100,250 and 194,494 shares, respectively were excluded from the determination of diluted earnings per share because their effect was not dilutive.

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

                                                                         Office Held
Person                              Office                                  Since
------                              ------                               -----------
George M. Britton, 53               Director                               1989(1)
                                    Co-Chairman of the Board               2000(2)

David A. Lawson, 53                 Director                               1989(1)
                                    Co-Chairman of the Board               2000(2)

Douglas B. Wheeler, 55              Director                               1996(1)
                                    President & COO                        2000
                                    Vice President, CFO                    1996
                                    Secretary and Treasurer                1996(2)

E.J. (Jere) Pederson, 53            Director                               2000(1)

Carl W. Balezentis, Ph.D., 43       Sr. Vice President                     2000
                                    Corporate Development

Gail Morton, 53                     Vice President - Sales                 2000


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

         George M. Britton is a director of Britton Capital Services; a closely held investment and financial consulting firm. Since 1989 approximately 80 percent of his activities have been related to real estate acquisitions, syndication's, development, leasing and management, primarily in commercial properties in the Houston, Texas area. And approximately 20 percent of his activities have been related to assisting start up and early-stage companies in their business plans and in contacting venture capitalists. Mr. Britton holds an MBA degree from the University of Texas and a BA degree from Vanderbilt University.

         David A. Lawson is an independent real estate investor, consultant and broker in Houston Texas; as well, he has been involved with Lark since its inception as an investor and advisor. In Mr. Lawson's real estate capacity, he has been involved in the acquisition, syndication, ownership and management of medical office buildings and other income producing real estate in the Houston area. To a lesser extent he has been involved in other various entrepreneurial enterprises. Mr. Lawson received a Bachelor of Science degree from Trinity University in San Antonio, Texas in 1970 and later attended University of Texas Graduate School of Business in Austin from 1970 to 1972.

         Douglas B. Wheeler joined Lark in November 1996 as Vice President, Finance and served as Interim President starting November 1999. On April 6, 2000 Mr. Wheeler was appointed as President and Chief Operating Officer in addition to his responsibilities as CFO. Prior to joining Lark, Mr. Wheeler served as Chief Financial Officer and Director for Minga Oilfield Group NV from 1983 until 1995. From 1980 until joining Minga, Mr. Wheeler held financial management positions in Baker International and Enserch Corporation where he assisted in several startup operations and assisted in numerous acquisitions. He received a BBA degree in Accounting from Texas Tech University in 1969 and is a CPA.

         E.J. (Jere) Pederson has served as Executive Vice President of The University of Texas Medical Branch at Galveston since 1989 and in other executive positions with the University since 1984. Prior to joining The University of Texas, Mr. Pederson was vice president of business affairs for the University of Texas at Dallas. He received his Bachelor of Science degree from Trinity University; San Antonio, Texas in 1969 and later attended the University of Texas at Austin for graduate studies in Public Administration.

         Carl W. Balezentis, Ph.D., received his Doctor of Philosophy degree in Genetics from The University of Arizona, and conducted a postdoctoral fellowship at M.D. Anderson Cancer Center. He joins Lark from his previous positions with Sigma-Aldrich Corporation, a multi-national company that develops, manufactures and distributes a broad range of biochemicals, organic chemicals, chromatography products and diagnostic reagents. He served as the vice president of sales and marketing for the Sigma-Genosys subsidiary where he was responsible for developing strategic marketing programs which helped stimulate strong revenue growth. More recently he served as director of business development for the Sigma-Aldrich Life Sciences Division. Prior to that time Dr. Balezentis held key management positions at Perceptive Scientific Instruments, Applied Biosystems Division of Perkin Elmer, and Promega Corporation.

         Gail Morton joined Lark in 1989 and has held a variety of positions in the Company in administration, quality assurance as well as sales and marketing. Prior to joining Lark, she worked in the biologics and medical devices industry. This included 13 years at Gamma Biologicals, which manufactured and sold FDA licensed products to blood banks. Ms. Morton received a Bachelor of Science degree from Texas Tech University in Medical Technology and an MBA from Houston Baptist University.

         SIGNIFICANT EMPLOYEES

         Set forth below are the names, ages, and dates of service of each of the significant employees of the Company and a description of the business experience of each.

                                                                              Employee
Person                                    Office                                Since
------                                    ------                              --------
David Alan Wall, Ph.D., 38                Director, Quality Control
                                          and Compliance(1)                     1994

Heidi B. Nelson, Ph.D., 37                Manager,
                                          Gene Quantitation(1)                  1997

George (Guo-Wei) Xu, Ph.D., 50            Director, Advanced Molecular
                                          Biology Services (AMBS)(1)            1998

Li Li, Ph.D., 41                          Senior Scientist, Manager of
                                          Genotyping Service(1)                 1998

David Buck, Ph.D., 40                     Managing Director. UK(1)              1998

Heath C. Knight, Ph.D., 33                Director
                                          DNA Sequencing Services(1)            2000

(1) This person is not a corporate officer or a corporate director of Lark but rather is a significant employee whose position carries a title.

         David A. Wall, Ph.D., has served as Director, Quality Control and Compliance since January 2000. Previously, Dr. Wall was Associate Director of GenTest Laboratories in New Orleans, Louisiana, in charge of the Paternity Testing Laboratories. He was also Director of Research and Genetic Testing at ImmGen, Inc., College Station, Texas. Dr. Wall received his Bachelor of Science degree in animal science and his Ph.D. in genetics from Texas A&M University in College Station, Texas.

         Heidi Nelson, Ph.D., has served as Manager of Gene Quantitation since November 1998. Prior to joining Lark she worked as a Scientist at Zonagen Pharmaceuticals, Inc. in the Molecular Biology Division. Between 1985 and 1986 Dr. Nelson worked as a technician in an immunology lab at Tufts University. Dr. Nelson graduated with Bachelor of Science degrees in Biology and Russian from Duke University in May of 1985 and obtained her Ph.D. in Cellular and Molecular Biology from the University of Wisconsin-Madison in 1993.

         George Xu, Ph.D., has served as Director of Advanced Molecular Biology Services since June 1998. Prior to joining Lark he worked as Research Scientist at Energy Biosystems in The Woodlands, Texas. Between 1988 to 1993, Dr. Xu worked as a Postdoctoral Research Associate in the Microbiology lab and the Plant Genetics lab at Texas A&M University. Dr. Xu arrived in the United States in 1981 and is a graduate from Washington State University with a M.S. and a Ph.D. in Microbiology.

         Li Li, Ph.D., has recently joined Lark as the Senior Scientist and Manager of Genoytping Service. Prior to joining Lark, Dr. Li worked as a Post-Doctor fellow and senior research associate in the Human Genetics Center, University of Texas, in charge of various throughput genotyping, sequencing, Single Nucleotide Polymorphism (SNP) discovery and large scale DNA extraction between 1992-1998. Previously, she also worked as a research scientist with the United States Department of Agriculture (USDA) for three years. Dr. Li received her Bachelor of Science degree in plant biology from South China University of Tropcalcrops and her Ph.D. in Zoology from Reading University, England.

         David Buck, Ph.D., joined Lark in 1998 to head up the new lab in the UK and, in 1999 was promoted to Managing Director of the UK operation. Prior to joining Lark, Dr. Buck was Group Leader at the world renowned Sanger Centre where he was responsible for establishing the institution's first human genome sequencing team. Dr. Buck coordinated the Chromosome 22 and 20 sequencing projects and completed over 11 megabases of finished human sequencing during his tenure at the Sanger Centre. He was promoted to vice president in early 2001.

         Heath C. Knight, Ph.D., joined Lark from her previous position as Scientist with Commonwealth Biotechnologies, Inc. where she served as the Director of the DNA Sequencing and Services Laboratory. She holds a Bachelor of Science degree in Chemistry from North Carolina State University and received her Doctor of Philosophy degree in Human Genetics from the Medical College of Virginia/VA Commonwealth. She conducted a postdoctoral fellowship at Baylor College of Medicine in the Department of Molecular and Human Genetics, and was a research associate at the Mayo Clinic, Jacksonville, Florida, in the transgenic mouse laboratory. Dr. Knight has authored numerous peer-reviewed manuscripts in her area of expertise, molecular genetics, and is the recipient of a number of honors and awards for achievement in science.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


                                              Annual Compensation               Long Term Compensation
                                       -------------------------------   ------------------------------------
                                                                                 Awards               Payouts
                                                                         -------------------------    -------
                                                                         Restricted   Securities
        Name and                                          Other annual     stock      Underlying       LTIP       All other
        principal                      Salary     Bonus   compensation     award(s)   Options/SARs    Payouts    compensation
        position                Year     ($)       ($)         ($)           ($)          (#)           ($)          ($)
        ---------               ----   -------    -----   ------------   ----------   ------------    -------    ------------
   Douglas B. Wheeler
   President & COO              2000   125,734                                        36,000
   Vice President--CFO          1999   109,336                                        30,000
                                1998   101,042    1,740                                   --

   Carl Balezentis, PhD.        2000    71,769                                        45,000
   Sr. VP--Corp. Development    1999        --
                                1998        --

   Gail Morton                  2000   105,924                                        10,000
   Vice President Sales         1999
                                1998

   Raymond Vonder Haar, PhD.    2000    43,782
   Vice President, Science      1999    90,916                                        20,000
                                1998    85,938    1,679                                   --

                                2000        --
   Vincent P. Kazmer(1)         1999   125,581
   President & CEO              1998   143,000    2,767                                   --

                                2000        --
   Alan B. Carter(2)            1999   105,985
   VP, Sales & Marketing        1998    75,729    2,255                                   --

                                2000        --
   Bethany J. Pimentel(3)       1999        --
   Vice President               1998    52,564   19,264                                   --


(1)      Mr. Kazmer resigned as President, CEO and a director in November 1999.

(2)      Mr. Carter resigned as VP, Sales and Marketing in September 1999.

(3)      Ms. Pimentel resigned as VP, Sales and Business Development in August
         1999.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Number of    Percent of total
                                Securities    options/SARs
                                Underlying     granted to        Exercise or
                               Options/SARs   employees in       base price     Expiration
         Name                    granted       fiscal year       ($/Share)         date
         ----                  ------------  ----------------    -----------    ----------
   George Britton                 50,000          16.75%            $1.89        10/30/10
   David Lawson                   50,000          16.75%            $1.89        10/30/10
   Doug Wheeler                   36,000          12.06%            $1.89        10/30/10
   Carl Balezentis                35,000          11.73%            $1.89        10/30/10
   Jere Pederson                  15,000           5.03%            $1.89        10/30/10
   George Britton                 15,000           5.03%            $1.89        10/30/10
   David Lawson                   15,000           5.03%            $1.89        10/30/10
   Li Li                          10,000           3.35%            $1.89        10/30/10
   Heidi Nelson                   10,000           3.35%            $1.89        10/30/10
   George Xu                      10,000           3.35%            $1.89        10/30/10
   Gail Morton                    10,000           3.35%            $1.89        10/30/10
   David Wall                     10,000           3.35%            $1.89        10/30/10
   Carl Balezentis                10,000           3.35%            $1.89        10/30/10
   Tim McGrath                     7,500           2.51%            $1.89        10/30/10
   Heath Knight                   15,000           5.03%            $1.86        11/20/10


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                                   Value of Unexercised
                                                              Number of Unexercised Options        in-the-money Options
                                Shares                            at December 31, 2000             at December 31, 2000
                             acquired on   Value realized  -----------------------------------  ----------------------------
           Name              exercise (#)       ($)        (#) Exercisable   (#) Unexercisable  Exercisable    Unexercisable
           ----              ------------  --------------  ---------------   -----------------  -----------    -------------
   Douglas B. Wheeler             47,612      $241,288           19,668           36,000          $21,347           --
   Raymond Vonder Haar, PhD.      42,382      $ 55,103               --               --               --           --
   Carl Balezentis                    --            --           10,000           35,000               --           --
   Gail Morton                        --            --           22,500           10,000          $22,701           --

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR:
  None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table describes Security Ownership of Beneficial Owners of more than 5% of the Common Stock of the Company:

                         Name and address                              Amount and nature         Percent of
Title of Class           of beneficial owner                           of beneficial owner         class
--------------           -------------------                           -------------------       ----------
Common                   TaKaRa Shuzo Co., Ltd.                             222,902                  6.3
                         Biotechnology Research Laboratories
                         SETA 3-4-1 Otsu
                         Shiga, 520-21, Japan

Common                   David Lawson                                      342,074(1)(2)             9.7
                         2039 Dryden
                         Houston, Texas 77024

Common                   George Britton                                    287,347(3)                8.1
                         3272 Westheimer, Suite 3
                         Houston, Texas 77098

Common                   Baylor College of Medicine                        255,540                   7.3
                         One Baylor Plaza
                         Houston, Texas 77030

(1) This includes 95,517 shares held by D.C. Lawson trust and 95,517 held by S.R. Lawson trust.

(2)      This includes 68,500 options and 25,000 warrants.

(3)      This includes 68,500 options.

The following table describes the Security Ownership of Directors, CEO, and Directors and Executive Officers as a Group:

                         Name and address                              Amount and nature         Percent of
Title of Class           of beneficial owner                           of beneficial owner         class
--------------           -------------------                           -------------------       ----------
Common                   George Britton                                    287,347(1)                8.1
                         3272 Westheimer, Suite 3
                         Houston, Texas 77098

Common                   David Lawson                                      342,074(2)                9.7
                         2039 Dryden
                         Houston, Texas 77030

Common                   Douglas B. Wheeler                                 59,580(3)                1.7
                         9441 W. Sam Houston Pkwy. South, Suite 103
                         Houston, Texas 77099

Common                   Gail Morton                                        32,527(4)                1.0
                         5419 Edith
                         Houston, Texas 77096

Common                   E. J. Pederson                                     15,000(5)                  *
                         9441 W. Sam Houston Pkwy. South, Suite 103
                         Houston, Texas 77099

Common                   Carl W. Balezentis, Ph.D.                          10,000(6)                  *
                         9441 W. Sam Houston Pkwy. South, Suite 103
                         Houston, Texas 77099

Common                   Directors and Executive Officers as a Group       746,528(7)               21.2
                         9441 W. Sam Houston Pkwy. South, Suite 103
                         Houston, Texas 77099



(1)      This includes 68,500 options.

(2) This includes 95,517 shares held by D.C. Lawson trust and 95,517 held by S.R. Lawson trust plus 68,500 options and 25,000 warrants.

(3)      This includes 19,668 options.

(4)      This includes 22,500 options.

(5)      This represents 15,000 options.

(6)      This represents 10,000 options.

(7) The Directors and Executive Officers as a group total 6 persons and a total of 229,168 common stock equivalents.

* Indicates less that 1% ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As described in Note 11 to the Financial Statements, the Company purchases laboratory reagents from an affiliate at rates normally charged to a third party.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ending December 31, 2000.

  Index of Exhibits

         *2.1 The Agreement of Merger of November 18, 1994, between Lark Technologies, Inc. and Lark Sequencing Technologies, Inc. providing for the merger of Lark Sequencing Technologies, Inc. into the Company.

         *3.1     Bylaws of Lark Technologies, Inc., as amended.

         *3.2 The Certificate of Incorporation of Lark Technologies, Inc., as amended.

         *4.1 Lark Technologies, Inc. 2000 Stock Option Plan adopted by the Company.

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

**** Incorporated by reference from the Company's Registration Statement on Form S-8 dated September 21, 2000, Commission File No. 333-46280.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               Lark Technologies, Inc.
                                               (Registrant)



Date March 29, 2001                             /s/ George M. Britton
    ---------------                            ---------------------------------
                                               George M. Britton, Director
                                               Co-Chairman of the Board


Date March 29, 2001                            /s/ David Lawson
    ---------------                            ---------------------------------
                                               David Lawson, Director
                                               Co-Chairman of the Board


Date March 29, 2001                            /s/ Douglas B. Wheeler
    ---------------                            ---------------------------------
                                               Douglas B. Wheeler
                                               President, COO & CFO

                                INDEX OF EXHIBITS

        EXHIBIT
        NUMBER                          DESCRIPTION
        -------                         -----------
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

         *3.1     Bylaws of Lark Technologies, Inc., as amended.

         *3.2 The Certificate of Incorporation of Lark Technologies, Inc., as amended.

         *4.1     Lark Technologies, Inc. 2000 Stock Option Plan adopted by the
                  Company.

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

**** Incorporated by reference from the Company's Registration Statement on Form S-8 dated September 21, 2000, Commission File No. 333-46280.