Form 10QSB
period 2001-03-31
LARK TECHNOLOGIES INC
filed 2001-05-15
CIK 942134

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                                 For the quarterly period ended March 31, 2001

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

As of March 31, 2001, there were 3,516,895 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001.


Part I   Financial Information (unaudited)
                                                                            Page
                                                                            ----
       Item 1.    Financial Statements

                      Balance Sheet.......................................... 1

                      Statements of Operations............................... 2

                      Statements of Cash Flows............................... 3

                      Notes to Financial Statements.......................... 4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............. 7

Part II  Other Information................................................... 9

       Item 1.    Legal Proceedings.......................................... 9

       Item 2.    Changes in Securities...................................... 9

       Item 3.    Defaults Upon Senior Securities............................ 9

       Item 4.    Submission of Matters to a Vote of Security Holders........ 9

       Item 5.    Other Information.......................................... 9

       Item 6.    Exhibits and Reports on Form 8-K........................... 9

Signatures................................................................... 10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                        March 31, 2001
                                                                      ------------------
                                                                          (Unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                                             $885,534
        Accounts receivable (net)                                              663,676
        Due from related parties                                                 8,400
        Work-in-process                                                        192,919
        Finished Goods                                                         149,656
        Prepaid expenses                                                        73,304
                                                                          ------------
Total current assets                                                         1,973,489

Property and equipment, net                                                  1,183,649
Other assets, net                                                               30,389
                                                                          ------------
Total assets                                                                $3,187,527
                                                                          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                      $560,503
        Due to related parties                                                 $20,920
        Notes payable                                                         $391,459
        Capital lease obligations-current portion                             $133,039
        Accrued expenses                                                      $111,717
        Customer deposits                                                     $945,844
                                                                          ------------
Total current liabilities                                                   $2,163,482

Note payable-long term portion                                                  61,333
Capital lease obligations-long term portion                                    226,749
Deferred rent expense                                                           18,540
                                                                          ------------
Total Liabilities:                                                           2,470,104

Stockholders' equity
        Preferred stock, $0.001 par value:
             Authorized shares - 2,000,000
             None issued and outstanding
        Common stock, $0.001 par value:
             Authorized shares - 8,000,000
             Issued shares:3,521,395 and outstanding shares: 3,516,895           3,521
        Additional paid-in capital                                           2,670,343
        Treasury Stock at cost                                                  (4,945)
        Accumulated comprehensive loss                                          (2,811)
        Accumulated deficit                                                 (1,948,685)
                                                                          ------------
Total stockholders' equity                                                     717,423
                                                                          ------------
Total liabilities and stockholders' equity                                   3,187,527
                                                                          ============

See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                     Three months Ended March 31,
                                                   -------------------------------
                                                         2000            2001
                                                   -------------------------------
                                                              (Unaudited)
Revenue:
        Laboratory Services                          $1,201,793       $1,219,875

Costs and expenses:
        Costs of services                               750,747          967,609
        Sales, general and administrative               443,197          565,362
                                                    -----------       ----------
Total costs and expenses                              1,193,944        1,532,971
                                                    -----------       ----------
Operating income (loss)                                   7,849         (313,096)

Other income and (expense):
        Interest income                                     636            8,847
        Interest expense                                (20,246)         (14,264)
                                                    -----------       ----------
Total other income (expense)                            (19,610)          (5,417)
                                                    -----------       ----------
Loss before income taxes                                (11,761)        (318,513)

Provision for income taxes                                    0                0
                                                    -----------       ----------
Net loss                                               ($11,761)       ($318,513)
                                                    ===========       ==========

Basic and diluted loss per common share                   (0.00)           (0.09)
                                                    ===========       ==========

Shares Outstanding                                    3,455,279        3,516,895


See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         Three Months ended March 31,
                                                                         -----------------------------
                                                                           2000                2001
                                                                         --------            ---------
                                                                                  (Unaudited)
OPERATING ACTIVITIES
Net loss                                                                 ($11,761)           ($318,513)
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities
               Depreciation and amortization                               79,385               87,469
               Provision for bad debts                                                           1,945
               Changes in operating assets and liabilities:
                    Accounts receivable                                   220,906              160,582
                    Work-in-process                                       (78,659)             (76,308)
                    Prepaid expenses                                       17,922               22,658
                    Other Assets                                              359                    0
                    Due to/from related parties                               -                  7,372
                    Accounts payable                                      (55,130)              41,983
                    Accrued expenses                                      (47,082)              (5,299)
                    Deposits                                              521,794              (52,838)
                                                                         --------            ---------
Net cash provided by (used in) operating activities                       647,734             (130,949)

INVESTING ACTIVITIES
Purchases of property and equipment                                      (100,170)             (10,367)
                                                                         --------            ---------
Net cash used in investing activities                                    (100,170)             (10,367)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                   106,500               92,000
Principal payments on notes payable                                      (109,325)             (29,620)
Principal payments on capital leases                                      (72,692)             (29,584)
Proceeds from exercised stock options                                     104,234                  730
Proceeds from exercised warrants                                           12,500                  -
Redemption of warrants                                                    (31,250)                 -
                                                                         --------            ---------
Net cash provided by financing activities                                   9,967               33,526
                                                                         --------            ---------
Net increase (decrease) in cash and cash equivalents                      557,531             (107,790)
Cash and cash equivalents at beginning of period                          270,830              993,324
                                                                         --------            ---------
Cash and cash equivalents at end of period                               $828,361             $885,534
                                                                         --------            ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the quarter for:
               Interest                                                   $17,802              $14,264
               Income taxes                                                    $0                   $0
Noncash investing activities:
               Capital lease to acquire property and equipment           $165,225             $263,086
               Note payable for prepaid insurance                         $31,500              $33,107
Noncash financing activities:
               Issuance of common stock for note due from stockholder         -                    -

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

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.133, Accounting for Derivative Financial Instruments and Hedging Activities ("SFAS No.133"). SFAS No.133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No.133, as amended, is effective for the fiscal years beginning after June 15, 2000 and early adoption is permitted. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No.133 will have a significant effect on net income or the financial position of the Company.

3.       INVENTORY

         Finished goods inventory consists of the direct and indirect costs to produce quantitative polymerase chain reaction (QPCR) assays held for resale. At March 31, 2001 finished goods inventory was $149,656.

         Work in process inventory includes the direct and indirect costs associated with projects that had been started but not yet completed at March 31, 2001. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project, up to the point of measurement, such as the end of an accounting period. At March 31, 2001, work in process inventory was $192,919.

4.       NOTES PAYABLE

         On December 7, 2000, the Company renewed its revolving line of credit and extended the maturity to December 31, 2001. Under the terms of its revolving line, the Company may borrow up to $600,000 at the bank's prime rate (8.0% at March 31, 2001) plus 2%. The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On March 31, 2001 the Company had $323,956 outstanding under this line. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. As of March 31, 2001, the Company was not in compliance with some of the required financial ratios and has obtained a statement from the bank waiving the missed requirements until July 15, 2001. The bank has placed a restriction on further advances on the line during the term of the waiver. Management believes the Company will be in compliance with the required financial ratios on or before July 15, 2001.

         On March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the line of credit described above. Under the terms of this discretionary credit, the Company was able to borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provided for the borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provided for repayment terms up to 36 months and matured on May 31, 1999. On January 5, 1999, the Company borrowed $22,000 against this line of credit for the purchase of lab equipment. As of As of March 31, 2001, a balance of $6,111 remained on this loan.

         During January 2001, the company arranged an advance term loan facility to finance the purchase of various pieces of lab equipment with the same bank that provided the revolving line of credit. On February 26, 2001 the company borrowed $92,000 under this facility. On that same day, the advance line feature of this loan converted to a fixed facility requiring monthly payments over a 36 month period at the bank's prime rate plus 2%.

         On March 29, 2001, the Company entered into a capital lease for the purchase of two additional automated DNA sequencers that cost approximately $263,000. Under the terms of the 36 months lease, the Company may purchase this equipment for a nominal amount at the end of the lease.

5.       EARNINGS PER SHARE

         The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                    For the three months ending
                                                             March 31,
                                                    ---------------------------
                                                       2000           2001
                                                     ---------      ---------
Weighted average common shares outstanding           3,387,288      3,516,455
Dilutive securities - employee stock options               -          115,219
                                                     ---------      ---------
Weighted average common shares outstanding
  Assuming full dilution                             3,387,288      3,631,674
                                                     =========      =========

         Options to purchase 293,874 and 293,874 shares of common stock were outstanding during 2000 and 2001 respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

6.       COMMITMENTS AND CONTINGENCIES

Stock Options and Warrants

         During the quarter, options to purchase 1,000 shares of common stock were exercised at various prices, ranging from $.72 to $.74 per share. None of the 75,000 outstanding warrants were exercised during the quarter.

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

RESULTS OF OPERATIONS

         GROSS REVENUES. Gross revenues increased 1.5% from $1,201,793 to $1,219,875 for the three-month periods ended March 31, 2000 and 2001, respectively. The increase in revenues for the quarter was due to increases in the quick turnaround and GMO segments of the Company's current business model.

         COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 29% from $750,747 to $967,609 for the three-month periods ended March 31, 2000 and 2001, respectively. Part of the increase in costs of services was due to the additional variable costs necessary to produce the additional revenue for the quarter. Another reason for increased costs was the development costs necessary to enhance the Companies lab operation. These extra costs were incurred to significantly increase operating efficiency of lab operations. See variability of future operating results below for further details Costs of services as a percentage of revenue were 62% and 79% for the three-month periods ending March 31, 2000 and 2001respectively.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 28% from $443,197 to $565,362 for the three-month periods ended March 31, 2000 and 2001, respectively. The increase resulted from higher sales compensation costs incurred for additional representatives that were added in the northeastern US and the UK plus higher advertising expenses to further promote the Company. Sales, general and administrative expenses as a percentage of revenue were 37% and 46% for the three-month periods ended March 31, 2000 and 2001, respectively.

         VARIABILITY OF FUTURE OPERATING RESULTS In 1998, the Company adopted a new business model that broadened its services and expanded its customer base. The favorable results reported for the third quarter of 1999 reflected the first profitable quarter for this business model. That success was continued in the fourth quarter of 1999 and was interrupted, in the first quarter of 2000, only by the extra expenses and disruption incurred to relocate the Company to its new headquarters and lab facility in Houston during January of 2000. The profitable trend continued into the third quarter of 2000 although earnings were somewhat lower due to the recruiting expenses explained in the sales, general and administrative section above. In the first quarter of 2001, the Company began a reengineering process to significantly enhance productivity in its lab operations. These enhancements were a combination of process changes made possible by the addition of new automated equipment. This equipment, which cost approximately $263,000, is designed to increase operating efficiency and profitability. The changes made to production methods in the first quarter were significant and required a considerable amount of development time and cost to accomplish. These development costs were the principal reason for the higher than normal cost of services in the first quarter of 2001. These development costs combined with the additional selling expenses were the main contributors to the loss sustained in the quarter ended March 31, 2001. Management believes these changes will enable the Company to significantly increase revenue and profitability in the future. As the Company continues to grow, it expects to further automate its processes in order to be even more competitive and to further increase its market share. The Company continues to seek large contracts and diversify its customer base.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $647,734 and ($130,949) for the three-month periods ended March 31, 2000 and 2001, respectively. The negative operating cash flow for the quarter ending March 31, 2001 occurred primarily as a result of the reengineering costs, acquisition of new equipment and selling costs described in Variability of Future Operating Results section, located just above.

         On December 7, 2000, the Company renewed its revolving loan facility through December 31, 2001, and may now borrow up to $600,000 under the terms of the new credit line.

         During January 2001, the company arranged an advance term loan facility to finance the purchase of various pieces of lab equipment with the same bank that provided the revolving line of credit. On February 26, the company borrowed $92,000 under this facility. On that same day, the advance line feature of this loan converted to a fixed facility requiring monthly payments over a 36 month period at the bank's prime rate plus 2%.

         As of March 31, 2001, the Company was not in compliance with some of the required financial ratios and has obtained a statement from the bank waiving the missed requirements until July 15, 2001. The bank has placed a restriction on further advances on the line during the term of the waiver. Management believes the Company will be in compliance with the required financial ratios on or before July 15, 2001.

         On March 29, 2001, the Company entered into a capital lease for the purchase of two additional automated DNA sequencers. Under the terms of the 36 months lease, the Company may purchase this equipment for a nominal amount at the end of the lease. See note 4 to financial statements for further details of the Company's borrowing facilities.

         During the first quarter of 2001, incentive stock options to purchase 1,000 shares of common stock were exercised at various prices, ranging from $.72 to $.74.


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

         No reports on Form 8-K were filed during the quarter ending March 31, 2001.

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



                                         Lark Technologies, Inc.
                                               (Registrant)



Date May 15, 2001                              /s/ Douglas B. Wheeler
                                         -------------------------------------
                                                   Douglas B. Wheeler
                                         President and Chief Operating Officer