Form 10QSB
period 2001-06-30
LARK TECHNOLOGIES INC
filed 2001-08-09
CIK 942134

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended June 30, 2001

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             For the transition period from        to
                                                            ------    ------

                             LARK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                    73-1461841
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

As of June 30, 2001, there were 3,516,895 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2001.


Part I   Financial Information (unaudited)

                                                                                    Page
       Item 1.    Financial Statements

                      Balance Sheet.............................................    1

                      Statements of Operations..................................    2

                      Statements of Cash Flows..................................    3

                      Notes to Financial Statements.............................    4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................    7

Part II  Other Information......................................................    9

       Item 1.    Legal Proceedings.............................................    9

       Item 2.    Changes in Securities.........................................    9

       Item 3.    Defaults Upon Senior Securities...............................    9

       Item 4.    Submission of Matters to a Vote of Security Holders...........    9

       Item 5.    Other Information.............................................    9

       Item 6.    Exhibits and Reports on Form 8-K..............................    9

Signatures......................................................................    11

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                                June 30, 2001
                                                                                -------------
                                                                                 (Unaudited)
ASSETS
Current assets:
             Cash and cash equivalents                                          $     545,668
             Accounts receivable (net)                                          $     977,244
             Due from related parties                                           $       8,400
             Work-in-process                                                    $      72,847
             Prepaid expenses                                                   $      56,527
                                                                                -------------
Total current assets                                                                1,660,686

Property and equipment, net                                                         1,352,430
Other assets, net                                                                      13,641
                                                                                -------------
Total assets                                                                    $   3,026,757
                                                                                =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Accounts payable                                                   $     491,974
             Due to related parties                                             $      17,065
             Notes payable                                                      $     367,940
             Capital lease obligations-current portion                          $     185,801
             Accrued expenses                                                   $     235,816
             Customer deposits                                                  $     449,762
                                                                                -------------
Total current liabilities                                                       $   1,748,358

Note payable-long term portion                                                         51,111
Capital lease obligations-long term portion                                           365,624
Deferred rent expense                                                                  18,540
                                                                                -------------
Total Liabilities:                                                                  2,183,633

Stockholders' equity
             Preferred stock, $0.001 par value:
                  Authorized shares - 2,000,000
                  None issued and outstanding
             Common stock, $0.001 par value:
                  Authorized shares - 8,000,000
                  Issued shares:3,521,395 and outstanding shares:3,516,895              3,521
             Additional paid-in capital                                             2,670,343
             Treasury Stock at cost                                                    (4,946)
             Accumulated comprehensive loss                                            (2,811)
             Accumulated deficit                                                   (1,822,983)
                                                                                -------------
Total stockholders' equity                                                            843,124
                                                                                -------------
Total liabilities and stockholders' equity                                          3,026,757
                                                                                =============


See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS


                                                   Three months Ended June 30,      Six months Ended June 30,
                                                   ----------------------------    ----------------------------
                                                       2000            2001            2000            2001
                                                   ------------    ------------    ------------    ------------
                                                            (Unaudited)                     (Unaudited)
Revenue:
          Laboratory Services                      $  1,484,134    $  1,859,917    $  2,685,927    $  3,079,792

Costs and expenses:
          Costs of services                             951,941       1,343,874       1,702,687       2,311,482
          Sales, general and administrative             482,951         506,709         926,148       1,072,072
                                                   ------------    ------------    ------------    ------------
Total costs and expenses                              1,434,891       1,850,583       2,628,835       3,383,554
                                                   ------------    ------------    ------------    ------------
Operating income (loss)                                  49,243           9,334          57,092        (303,762)

Other income and (expense):
          Interest income                                 4,693           5,549           5,328          14,396
          Forfeited deposit                                   0         125,323               0         125,323
          Interest expense                              (16,778)        (14,505)        (37,024)        (28,770)
                                                   ------------    ------------    ------------    ------------
Total other income (expense)                            (12,085)        116,367         (31,696)        110,949
                                                   ------------    ------------    ------------    ------------
Income before income taxes                               37,157         125,701          25,396        (192,813)

Provision for income taxes                                    0               0               0               0
                                                   ------------    ------------    ------------    ------------
Net income                                         $     37,157    $    125,701    $     25,396    ($   192,813)
                                                   ============    ============    ============    ============

Basic income (loss) per common share                       0.01            0.04            0.01           (0.05)
Diluted income (loss) per common share                     0.01            0.03            0.01           (0.05)


See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                   Six Months ended June 30,
                                                                   -------------------------
                                                                      2000           2001
                                                                   ----------     ----------
                                                                           (Unaudited)
OPERATING ACTIVITIES
Net loss                                                           $   25,396     $ (192,813)
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities
               Depreciation and amortization                          171,059        209,055
               Provision for bad debts                                     --          9,574
               Changes in operating assets and liabilities:
                    Accounts receivable                               105,604       (160,615)
                    Work-in-process and finished goods                  1,692        193,420
                    Prepaid expenses                                   18,069         39,436
                    Other Assets                                        1,172              0
                    Due to/from related parties                            --          3,517
                    Accounts payable                                 (174,286)       (26,546)
                    Accrued expenses                                  (61,795)       118,800
                    Deposits                                          285,599       (548,920)
                                                                   ----------     ----------
Net cash provided by (used in) operating activities                   372,509       (355,092)

INVESTING ACTIVITIES
Purchases of property and equipment                                  (130,563)       (75,940)
                                                                   ----------     ----------
Net cash used in investing activities                                (130,563)       (75,940)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                               106,500         92,000
Principal payments on notes payable                                  (187,252)       (63,361)
Principal payments on capital leases                                 (132,821)       (45,993)
Proceeds from exercised stock options                                 135,641            730
Proceeds from exercised warrants                                       12,500             --
Redemption of warrants                                                (31,250)            --
                                                                   ----------     ----------
Net cash provided by financing activities                             (96,682)       (16,624)
                                                                   ----------     ----------
Net increase (decrease) in cash and cash equivalents                  145,264       (447,656)
Cash and cash equivalents at beginning of period                      270,830        993,324
                                                                   ----------     ----------
Cash and cash equivalents at end of period                         $  416,095     $  545,668
                                                                   ==========     ==========


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

3.       INVENTORY

         Work in process inventory includes the direct and indirect costs associated with projects that had been started but not yet completed at June 30, 2001. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project, up to the point of measurement, such as the end of an accounting period. At June 30, 2001, work in process inventory was $72,847. During the quarter, the Company wrote-off $149,656 of finished goods inventory deemed not saleable by management.

4.       NOTES PAYABLE

         On December 7, 2000, the Company renewed its revolving line of credit and extended the maturity to December 31, 2001. Under the terms of its revolving line, the Company may borrow up to $600,000 at the bank's prime rate (6.5% at June 30, 2001) plus 2%. The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On June 30, 2001 the Company had $323,955 outstanding under this line. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. As of June 30, 2001, the Company was not in compliance with some of the required financial ratios and has obtained a statement from the bank waiving the missed requirements until September 1, 2001. The bank has placed a restriction on further advances on the line during the term of the waiver. Management expects the Company will return to compliance with the required financial ratios on or before September 1, 2001.

         On March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the line of credit described above. Under the terms of this discretionary credit, the Company was able to borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provided for the borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provided for repayment terms up to 36 months and matured on May 31, 1999. On January 5, 1999, the Company borrowed $22,000 against this line of credit for the purchase of lab equipment. As of June 30, 2001, a balance of $4,278 remained on this loan.

         During January 2001, the company arranged an advance term loan facility to finance the purchase of various pieces of lab equipment with the same bank that provided the revolving line of credit. On February 26, 2001 the company borrowed $92,000 under this facility. On that same day, the advance line feature of this loan converted to a fixed facility requiring monthly payments over a 36 month period at the bank's prime rate plus 2%. As of June 30, 2001, a balance of $81,778 remained on this loan.

         On March 29, 2001, the Company entered into a capital lease for the purchase of two additional automated DNA sequencers that cost approximately $263,000. Under the terms of the 36 months lease, the Company may purchase this equipment for a nominal amount at the end of the lease.

         On April 3, 2001, the Company entered into a capital lease for the purchase of a Multiprobe robotic liquid handling system that cost approximately $76,000. Under the terms of the 60 months lease, the Company may purchase this system for a dollar at the end of the lease.

         On June 20, 2001, the Company's U.K. office entered into a capital lease for the purchase of an automated DNA sequencer that cost approximately $146,000. Under the terms of the 36 months lease, the Company will become the owner of the goods at the end of the lease.

5.       EARNINGS PER SHARE

                  The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:


                                                  For the three months ending        For the six months ending
                                                             June 30,                           June 30,
                                                     2000             2001             2000             2001
                                                  ----------       ----------       ----------       ----------
Weighted average common shares outstanding:        3,478,804        3,516,895        3,433,046        3,516,680
Dilutive securities - employee stock options:       179,007           93,912           249,384          106,784
                                                  ----------       ----------       ----------       ----------
Weighted average common shares outstanding
 Assuming full dilution:                           3,657,811        3,610,807        3,682,430        3,623,464
                                                  ==========       ==========       ==========       ==========

         Options to purchase 455,440 shares of common stock were outstanding during 2001 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

6.       COMMITMENTS AND CONTINGENCIES

Stock Options and Warrants

         During the quarter, no options or warrants were exercised.

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

         The Company has written off $16,749 in other assets related to "Licensed Patent Rights" as Management feels that the likelihood that these patents will issue is highly unlikely.

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

RESULTS OF OPERATIONS

         GROSS REVENUES. Gross revenues increased 25% from $1,484,134 to $1,859,917 for the three-month periods ended June 30, 2000 and 2001, respectively. Gross revenue increased 15% from $2,685,927 to $3,079,792 for the six-month periods ended June 30, 2000 and 2001 respectively. The increase in revenues for the quarter and six months was due to increases in the quick turnaround and GMO segments of the Company's current business model.

         COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 41% from $951,941 to $1,343,874 for the three-month periods ended June 30, 2000 and 2001, respectively. Costs of services increased 36% from $1,702,687 to $2,311,482 for the six-month periods ended June 30, 2000 and 2001, respectively. Approximately one-half of the increase was due to the finished goods inventory of QPCR assays being written down to zero as management deemed the assays to be unsaleable. The remaining increase in costs of services was due to the additional variable costs required to produce the additional revenue for the quarter, as well as, the development costs required to enhance the Company's lab operation. These extra costs were incurred to significantly increase operating efficiency of lab operations. See variability of future operating results below for further details. Costs of services as a percentage of revenue were 64% and 72% for the three-month periods ending June 30, 2000 and 2001 respectively and 63% and 75% for the six-month periods ended June 30, 2000 and 2001, respectively.

                  SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 5% from $482,951 to $506,709 for the three-month periods ended June 30, 2000 and 2001, respectively. The increase resulted from higher sales compensation costs incurred by the addition of sales representatives in the northeastern U.S. and the U.K., as well, as higher advertising expenses to promote the Company's services. Sales, general and administrative expenses increased 16% from $926,148 to $1,072,072 for the six-month period ended June 30, 2000 and 2001, respectively. Sales, general and administrative expenses as a percentage of revenue were 33% and 27% for the three-month and 34% and 35% for the six-month periods ended June 30, 2000 and 2001, respectively.

         VARIABILITY OF FUTURE OPERATING RESULTS In 1998, the Company adopted a new business model that broadened its services and expanded its customer base. The favorable results reported for the third quarter of 1999 reflected the first profitable quarter for this business model. That success continued into the fourth quarter of 1999 and was interrupted, in the first quarter of 2000, only by the extra expenses and disruption incurred to relocate the Company to its new headquarters and lab facility in Houston during January of 2000. The profitable trend continued into the third quarter of 2000 although earnings were somewhat lower due to the recruiting expenses explained in the sales, general and administrative section above. In the first quarter of 2001, the Company began a reengineering process to significantly enhance productivity in its lab operations. These enhancements were a combination of process changes made possible by the addition of new automated equipment. This equipment, which cost approximately $263,000, is designed to increase operating efficiency and profitability. The changes made to production methods in the first quarter were significant and required a considerable amount of development time and cost to accomplish. These development costs were the principal reason for the higher than normal cost of services in the first quarter of 2001. These development costs combined with the additional selling expenses were the main contributors to the loss sustained in the quarter ended June 30, 2001. Management believes these changes will enable the Company to significantly increase revenue and profitability in the future. As the Company continues to grow, it expects to further automate its processes in order to be even more competitive and to further increase its market share. The Company continues to seek large contracts and diversify its customer base.


         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $372,509 and ($355,092) for the six-month periods ended June 30, 2000 and 2001, respectively. The negative operating cash flow for the quarter ending June 30, 2001 occurred primarily as a result of the reengineering costs, acquisition of new equipment and selling costs described in Variability of Future Operating Results section, located just above.

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

         As of June 30, 2001, the Company was not in compliance with some of the required financial ratios and has obtained a statement from the bank waiving the missed requirements until September 1, 2001. The bank has placed a restriction on further advances on the line during the term of the waiver. Management believes the Company will be in compliance with the required financial ratios on or before September 1, 2001.

         On March 29, 2001, the Company entered into a capital lease for the purchase of two additional automated DNA sequencers. Under the terms of the 36 months lease, the Company may purchase this equipment for a nominal amount at the end of the lease.

         On April 3, 2001, the Company entered into a capital lease for the purchase of a Multiprobe robotic liquid handling system. Under the terms of the 60 months lease, the Company may purchase this system for a nominal amount at the end of the lease.

         On June 20, 2001, the Company's U.K. office entered into a capital lease for the purchase of an automated DNA sequencer. Under the terms of the 36 months lease, the Company will become the owner of the goods at the end of the lease. See note 4 to financial statements for further details of the Company's borrowing facilities.


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

         No reports on Form 8-K were filed during the quarter ending June 30, 2001.

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



                                           Lark Technologies, Inc.
                                                  (Registrant)



Date August 8, 2001                              /s/ Carl Balezentis
-------------------                        -------------------------------------
                                                    Carl Balezentis
                                           President and Chief Executive Officer