Form 10QSB
period 2001-09-30
LARK TECHNOLOGIES INC
filed 2001-11-14
CIK 942134

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

                               For the quarterly period ended September 30, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2001, there were 3,516,895 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001.


Part I   Financial Information (unaudited)

                                                                              Page
                                                                              ----
       Item 1.    Financial Statements

                      Balance Sheet........................................    1

                      Statements of Operations.............................    2

                      Statements of Cash Flows.............................    3

                      Notes to Financial Statements........................    4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............    6

Part II  Other Information.................................................    9

       Item 1.    Legal Proceedings........................................    9

       Item 2.    Changes in Securities....................................    9

       Item 3.    Defaults Upon Senior Securities..........................    9

       Item 4.    Submission of Matters to a Vote of Security Holders......    9

       Item 5.    Other Information........................................    9

       Item 6.    Exhibits and Reports on Form 8-K.........................    9

Signatures.................................................................   11

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                               September 30, 2001
                                                                             -----------------------
                                                                                  (Unaudited)
ASSETS
Current assets:
               Cash and cash equivalents                                               $519,100
               Accounts receivable, net                                                $675,370
               Due from related parties                                                 $29,471
               Work-in-process                                                         $127,705
               Prepaid expenses                                                        $137,517
                                                                                ----------------
Total current assets                                                                  1,489,163

Property and equipment, net                                                           1,244,689
Other assets, net                                                                        13,641
                                                                                ----------------
Total assets                                                                         $2,747,493
                                                                                ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                                                        $444,671
               Notes payable                                                            403,098
               Capital lease obligations-current portion                                190,564
               Accrued expenses                                                         183,598
               Customer deposits                                                        349,488
                                                                                ----------------
Total current liabilities                                                             1,571,419

Note payable-long term portion                                                           43,444
Capital lease obligations-long term portion                                             318,311
Deferred rent expense                                                                    18,540
                                                                                ----------------
Total liabilities:                                                                    1,951,714

Stockholders' equity
               Preferred stock, $0.001 par value:
                    Authorized shares - 2,000,000
                    None issued and outstanding
               Common stock, $0.001 par value:
                    Authorized shares - 8,000,000
                    Issued shares:3,521,395 and
                    outstanding shares: 3,516,895                                         3,521
               Additional paid-in capital                                             2,670,343
               Treasury stock at cost                                                    (4,945)
               Accumulated comprehensive loss                                            (2,811)
               Accumulated deficit                                                   (1,870,329)
                                                                                ----------------
Total stockholders' equity                                                              795,779
                                                                                ----------------
Total liabilities and stockholders' equity                                           $2,747,493
                                                                                ================

See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                  Three months Ended September 30,                Nine months Ended September 30,
                                              -----------------------------------------       --------------------------------------
                                                    2000                   2001                     2000                   2001
                                              -----------------------------------------       --------------------------------------
                                                            (Unaudited)                                       (Unaudited)
Revenue:
        Laboratory services                     $1,619,265             $1,279,563               $4,305,192             $4,359,355

Costs and expenses:
        Costs of services                          920,433                792,652                2,623,120              3,104,135
        Sales, general and administrative          534,778                514,884                1,461,503              1,586,954
        Research and development                         0                      0                        0                      0
                                              -------------         --------------           --------------         --------------
Total costs and expenses                         1,455,211              1,307,536                4,084,623              4,691,089
                                              -------------         --------------           --------------         --------------
Operating income (loss)                            164,054                (27,973)                 220,569               (331,734)

Other income and (expense):
        Interest expense                           (18,064)               (22,660)                 (55,087)               (51,430)
        Interest income                              4,212                  3,288                    9,539                 17,685
        Other income                                     0                      0                        0                125,323
                                              -------------         --------------           --------------         --------------
Total other income (expense)                       (13,852)               (19,372)                 (45,548)                91,577
                                              -------------         --------------           --------------         --------------
Income (loss) before income taxes                  150,202                (47,345)                 175,021               (240,157)

Provision for income taxes                           7,876                      0                    7,876                      0
                                              -------------         --------------           --------------         --------------
Net income (loss)                                 $142,326               ($47,345)                $167,145              ($240,157)
                                              =============         ==============           ==============         ==============
Basic and diluted earnings (loss)
        per common share                              0.04                 ($0.01)                   $0.05                 ($0.07)
                                              =============         ==============           ==============         ==============

See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            Nine months ended
                                                                              September 30,
                                                                   ------------------------------------
                                                                         2000                 2001
                                                                   ---------------       --------------
                                                                                (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                        $167,145            ($240,157)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities
               Depreciation and amortization                              263,778              324,171
               Provision for bad debts                                     17,000               13,647
               Changes in operating assets and liabilities:
                    Accounts receivable                                   (45,744)             137,186
                    Inventory                                              37,397              138,562
                    Prepaid expenses                                       51,214               28,629
                    Other Assets                                              360
                    Due from related parties                                1,064              (20,245)
                    Accounts payable                                     (275,249)             (88,223)
                    Accrued expenses                                      (57,259)              66,582
                    Deposits                                              534,698             (649,194)
                                                                   ---------------       --------------
Net cash provided by (used in) operating activities                       694,405             (289,042)

INVESTING ACTIVITIES
Purchases of property and equipment                                      (167,654)             (83,315)
                                                                   ---------------       --------------
Net cash used in investing activities                                    (167,654)             (83,315)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                   106,500               92,000
Principal payments on notes payable                                      (250,013)            (106,054)
Principal payments on capital leases                                     (157,784)             (88,543)
Proceeds from exercised stock options                                     172,962                  730
Proceeds from exercised warrants                                           12,500
Redemption of warrants                                                    (31,250)
                                                                   ---------------       --------------
Net cash used in financing activities                                    (147,085)            (101,867)
                                                                   ---------------       --------------
Net increase (decrease) in cash and cash equivalents                      379,665             (474,224)
Cash and cash equivalents at beginning of period                          270,830              993,324
                                                                   ---------------       --------------
Cash and cash equivalents at end of period                               $650,496             $519,100
                                                                   ===============       ==============

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

3.       INVENTORY

         Work in process inventory includes the direct and indirect costs associated with projects that had been started but not yet completed at September 30, 2001. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project, up to the point of measurement, such as the end of an accounting period. At September 30, 2001, work in process inventory was $127,705.

4.       NOTES PAYABLE

         On December 7, 2000, the Company renewed its revolving line of credit and extended the maturity to December 31, 2001. Under the terms of its revolving line, the Company may borrow up to $600,000 at the bank's prime rate (6.5% at September 30, 2001) plus 2%. The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On September 30, 2001 the Company had $323,955 outstanding under this line. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. As of September 30, 2001, the Company was not in compliance with one of the required financial ratios and has obtained a statement from the bank waiving the missed requirements until December 31, 2001. Management expects the Company will return to compliance with the required financial ratios prior to December 31, 2001.

         On March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the line of credit described above. Under the terms of this discretionary credit, the Company was able to borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provided for the borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provided for repayment terms up to 36 months and matured on May 31, 1999. On January 5, 1999, the Company borrowed $22,000 against this line of credit for the purchase of lab equipment. As of September 30, 2001, a balance of $2,444 remained on this loan.

         During January 2001, the company arranged an advance term loan facility to finance the purchase of various pieces of lab equipment with the same bank that provided the revolving line of credit. On February 26, 2001 the company borrowed $92,000 under this facility. On that same day, the advance line feature of this loan converted to a fixed facility requiring monthly payments over a 36 month period at the bank's prime rate plus 2%. As of September 30, 2001, a balance of $74,111 remained on this loan.

         On March 29, 2001, the Company entered into a capital lease for the purchase of two additional automated DNA sequencers that cost approximately $263,000. Under the terms of the 36 months lease, the Company may purchase this equipment for the residual value at the end of the lease.

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

5.       EARNINGS PER SHARE

                  The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                               For the three months ending   For the nine months ending
                                                        September 30,              September 30,
                                               ---------------------------   --------------------------
                                                    2000          2001          2000          2001
                                                  ---------     ---------     ---------     ---------
Weighted average common shares outstanding:       3,499,731     3,516,895     3,455,741     3,516,752
Dilutive securities - employee stock options:       169,729        63,420       223,724       105,831
                                                  ---------     ---------     ---------     ---------
Weighted average common shares outstanding
 Assuming full dilution:                          3,669,460     3,580,315     3,679,465     3,622,583
                                                  =========     =========     =========     =========

         Options to purchase 454,440 shares of common stock were outstanding during 2001 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

6.       COMMITMENTS AND CONTINGENCIES

Stock Options and Warrants

         During the quarter, 235,000 options were issued to various directors of the Company.

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

         The Company wrote off $16,749 in the second quarter assets related to "Licensed Patent Rights" as Management felt that the likelihood that these patents would be issued was unlikely.

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

RESULTS OF OPERATIONS

         GROSS REVENUES. Gross revenues decreased 21% from $1,619,265 to $1,279,563 for the three-month periods ended September 30, 2000 and 2001, respectively. Gross revenue increased 1% from $4,305,192 to $4,359,355 for the nine-month periods ended September 30, 2000 and 2001 respectively. The decrease in revenues for the quarter was due to delays in the receipt of several projects, which we expect to complete in the fourth quarter.

         COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services decreased 14% from $920,433 to $792,652 for the three-month periods ended September 30, 2000 and 2001, respectively. Costs of services increased 18% from $2,623,120 to $3,104,135 for the nine-month periods ended September 30, 2000 and 2001, respectively. The decrease for the quarter was mainly due to the decreased revenue. Approximately one-half of the increase for the nine months was due to the finished goods inventory of QPCR assays being written down to zero as management deemed the assays to be unsaleable. The remaining increase in costs of services for the nine months was due to the additional variable costs required to produce the additional revenue for the period, restructuring costs associated with operations, as well as, development costs required to enhance the Company's lab operation. These extra costs were incurred to significantly increase operating efficiency of lab operations. See variability of future operating results below for further details. Costs of services as a percentage of revenue were 57% and 62% for the three-month periods ending September 30, 2000 and 2001respectively and 61% and 71% for the nine-month periods ended September 30, 2000 and 2001, respectively

                  SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses decreased 4% from $534,778 to $514,883 for the three-month periods ended September 30, 2000 and 2001, respectively. The decrease resulted mainly from a reduction in head count. Sales, general and administrative expenses increased 9% from $1,461,503 to $1,586,954 for the nine-month period ended September 30, 2000 and 2001, respectively. This increase is mainly the result of increased legal expenses that were incurred earlier in the year. Sales, general and administrative expenses as a percentage of revenue were 33% and 40% for the three-month and 34% and 36% for the nine-month periods ended September 30, 2000 and 2001, respectively.

         VARIABILITY OF FUTURE OPERATING RESULTS In 1998, the Company adopted a new business model that broadened its services and expanded its customer base. The favorable results reported for the third quarter of 1999 reflected the first profitable quarter for this business model. That success continued into the fourth quarter of 1999 and was interrupted, in the first quarter of 2000, only by the extra expenses and disruption incurred to relocate the Company to its new headquarters and lab facility in Houston during January of 2000. The profitable trend continued into the third quarter of 2000 although earnings were somewhat lower due to the recruiting expenses. In the first quarter of 2001, the Company began a reengineering process to significantly enhance productivity in its lab operations. These enhancements were a combination of process changes made possible by the addition of new automated equipment. This equipment, which cost approximately $263,000, is designed to increase operating efficiency and profitability. The changes made to production methods in the first quarter were significant and required a considerable amount of development time and cost to accomplish. These development costs were the principal reason for the higher than normal cost of services in the first quarter of 2001. Additional equipment was acquired in third quarter to continue upgrading the current instrumentation, automation and throughput. This was done through the assumption of a lease for two automated DNA sequencers. These development costs combined with the additional selling expenses were the main contributors to the loss sustained in the quarter ended September 30, 2001. Management believes these changes will enable the Company to significantly increase revenue and profitability in the future. As the Company continues to grow, it expects to further automate its processes in order to be even more competitive and to further increase its market share. The Company continues to seek large contracts and diversify its customer base.


         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $694,405 and ($289,042) for the nine-month periods ended September 30, 2000 and 2001, respectively. The negative operating cash flow for the period ending September 30, 2001 occurred primarily as a result of applying almost $650,000 of customer deposits to sales.

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

         As of September 30, 2001, the Company was not in compliance with some of the required financial ratios and has obtained a statement from the bank waiving the missed requirements until December 31, 2001. Management believes the Company will be in compliance with the required financial ratios on or before December 31, 2001.

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

         No reports on Form 8-K were filed during the quarter ending September 30, 2001.

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



                                      Lark Technologies, Inc.
                                               (Registrant)



Date November 8, 2001                      /s/ CARL BALEZENTIS
                                      -------------------------------------
                                               Carl Balezentis
                                      President and Chief Executive Officer