Form 10KSB40
period 2001-12-31
LARK TECHNOLOGIES INC
filed 2002-03-29
CIK 942134

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from ______ to ______

                             LARK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                                                        73-1461841
         (State or other jurisdiction of                                          (IRS Employer
         incorporation or organization)                                         Identification No.)

   9441 W. SAM HOUSTON PKWY. SOUTH, SUITE 103                                     (713) 779-3663
              HOUSTON, TX  77099                                            (Issuer's telephone number)
     Address of principal executive offices)

Securities registered under Section 12 of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ending December 31, 2001 were $6,040,445.

The aggregate market value of the voting stock held by non-affiliates is $6,154,572 based on a closing price of $1.75 on March 15, 2002.

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2001, there were 3,521,398 shares of Common Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]
================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

Part I                                                                                                         Page
                                                                                                               ----

     Item 1.      Description of Business......................................................................   1

     Item 2.      Description of Property......................................................................   7

     Item 3.      Legal Proceedings............................................................................   7

     Item 4.      Submission of Matters to a Vote of Security Holders..........................................   8


Part II

     Item 5.      Market for Common Equity and Related Stockholder Matters.....................................   8

     Item 6.      Management's Discussion and Analysis.........................................................   8

     Item 7.      Financial Statements.........................................................................  11

                           Balance Sheet ......................................................................  13

                           Statements of Operations ...........................................................  14

                           Statements of Cash Flows ............................................................ 16

                           Notes to Financial Statements ....................................................... 18

     Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......... 26


Part III

     Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act............................................. 26

     Item 10.     Executive Compensation........................................................................ 29

     Item 11.     Security Ownership of Certain Beneficial Owners and Management................................ 31

     Item 12.     Certain Relationships and Related Transactions................................................ 32

     Item 13.     Exhibits and Reports on Form 8-K.............................................................. 32

Signatures...................................................................................................... 40

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         COMPANY HISTORY. Lark Technologies, Inc. ("Lark" or the "Company") is successor by merger to the business of a company organized in 1989 for the purposes of (i) marketing standard gene sequencing technologies used by scientists at Baylor College of Medicine in Houston, Texas and (ii) marketing software developed at Baylor College of Medicine used for sequencing.

         BUSINESS OF LARK. Lark is a leader in providing contract molecular biology services to the pharmaceutical, biotechnology and agbio industries. Lark's services are used worldwide by research organizations and drug development institutions to accelerate their efforts in bringing products to the market. Lark's contract research service portfolio consists of over a hundred different molecular biology services in the areas of Nucleic Acid Extraction Services, DNA Sequencing Services, Genetic Stability Testing Services, Gene Expression and Detection Services, and Custom Molecular Biology Services. A highly trained and educated scientific staff working in a facility that is compliant with the Food and Drug Administration's ("FDA") Good Laboratory Practices ("GLP") (CFR Title 21, Part 58) performs all of these services.

CUSTOM DNA SEQUENCING SERVICES
The foundation of the company is based upon a broad breadth of DNA sequencing services. Approximately 75% of projects currently booked by the Company are for Custom DNA Sequencing Services. The Company has extensive expertise in DNA sequencing and has incorporated multiple sequencing technologies into its laboratory to accommodate both high throughput and highly complex projects. Depending upon the nature of a project, Lark will develop an optimal sequencing strategy to generate consistent, high quality sequence data for use in applications spanning basic research to FDA submissions.

     o FDA SUBMISSION QUALITY SEQUENCING. Projects completed by Lark for FDA submission are guaranteed to be 100% accurate with 100% double stranded coverage of the region of interest. Results are presented in a comprehensive report that can be incorporated into an application to be submitted to the FDA or other regulatory agency. With the increase in therapeutic targets resulting from the genomics effort combined with the increasing FDA requirements for sequence verification, the Company anticipates the growth for these services to exceed the industry average for all services.

     o SINGLE PASS QUICK TURNAROUND ("QT") SEQUENCING. The single pass service is designed to give customers a "quick look" at high accuracy double or single strand sequence data from one or multiple clones in a short timeframe. Typically, these services have a 1 to 10 day turnaround depending upon the size of the clone to be sequenced. This service represents the bulk of the sequencing projects performed by Lark. The Company plans on splitting this into two services, one of which will represent the "true" quick turnaround service, which typically has a 1 to 2 day turnaround, and a custom sequencing service which represents the remainder of the QT business. The keys to continued success in the quick turnaround market include penetration of the academic market, introduction of a LIMS (Laboratory Information Management System), the upgrade and automation of the other laboratory equipment, and streamlining of the sample processing steps in the laboratory. The Company anticipates experiencing the fastest growth for this service based on the available market share and increasing needs for this service.

     o HIGH VOLUME SEQUENCING SERVICES. Lark's high volume sequencing services typically involve sequencing thousands of selected clones from a genomic or expressed sequence tag ("EST") library utilizing high throughput automated systems. The libraries are provided by the customers and usually consist of clones from a specific genome of interest. Capacity and cost-effective analysis are the key components to successfully growing this service. The Company believes that the need for this type of service will continue through the next decade as efforts to complete the genomes of model organisms continues and additional plant, animal and microbial genomes are targeted. The introduction of fully automated instrumentation is essential to remaining competitive in this market segment.

     o LARGE SCALE GENOMIC SEQUENCING SERVICES. Lark has developed the capability to construct libraries from a variety of genomic constructs and assemble them into full-length sequences, allowing for the sequencing of very large pieces of DNA, which can represent hundreds or thousands of genes. Lark applies a shotgun strategy to randomly produce plasmid clones from cosmids, bacterial artificial chromosomes ("BACs") and phage artificial chromosomes ("PACs") to sequence using automated sequencing technology. The Company assembles these random fragments into a single large consensus sequence and closes any missing sequence applying gap closure strategies. The need for genomic sequencing services is expected to grow significantly as clients seek to obtain more information surrounding the gene of interest.

GENETIC STABILITY TESTING ("GST") SERVICES
Lark introduced genetic stability testing as a product offering in 1996 to assist clients in meeting the regulatory guidelines established for development and maintenance of specific genetically engineered biotechnology products. Lark analyzes and provides a comprehensive report on the genetic integrity of cell banks used to produce recombinant proteins, monoclonal antibodies, gene therapy, and vaccine products, which is essential to creating a reliable process, producing a pure biologic product in high yield. The Company believes the need for these services is growing rapidly with the number of biotechnology products entering the clinical development pipeline. The FDA is requiring this work be performed according to GLP guidelines, a key differentiating feature of Lark's services. True GLP guidelines are not commonly followed in research laboratories and many service laboratories due to the rigorous demands of documentation and adhesion to the quality assurance regulations. Lark's entire laboratory operates according to GLPs but it is particularly important for performing each of the genetic stability testing services described below.

     o DNA SEQUENCING. Direct sequencing of the plasmid isolated from the cell bank used to produce recombinant products would be the ideal template. However, the quantity of plasmid required makes this strategy impractical, as it would sacrifice a large number of valuable vials of cell banks. Lark has developed a number of alternative strategies to circumvent this issue and provide clients with complete sequence data.

     o COPY NUMBER. Copy number is a service to monitor the number of gene expression constructs contained in a cell throughout the production cycle of a product. The FDA looks for consistency in copy number to ascertain the stability of the manufacturing process. Clients also monitor copy number to evaluate the production efficiencies of their cell banks in order to mitigate additional costs. Demonstrating that cells experience predictable changes in expression system copy number during production scale-up assures regulatory authorities that the process is well controlled.

     o INSERTION NUMBER. Insertion number is similar to copy number but is an additional analysis that is utilized to measure a eucaryotic cell bank's stability. During cell line construction, the essentially random process of DNA integration can lead to several types of products. As with prokaryotic copy number analysis, companies also monitor to ensure optimal production efficiencies.

     o PLASMID LOSS OR REARRANGEMENT. For plasmid-based gene expression systems, the loss or rearrangement of the plasmid can be a major practical problem in high yielding strains. The accumulation of cells lacking the expression system, or with damaged plasmids, can severely affect the productivity of a fermentation run. Lark has developed a number of assays to detect the percentage of cells missing or with a loss or rearrangement of the plasmid.

     o PHAGE DETECTION. Phages are bacterial viruses, which can kill or alter the bacterium's growth cycle or expression levels. Lark's phage detection service is designed to detect contamination of a prokaryotic cell bank by either lysogenic or lytic phage. Phage contamination can be extremely detrimental to the production process by interfering with production efficiencies and purification steps of the end product. Phages are difficult to eliminate from a manufacturing environment making upfront analysis imperative.

GENETICALLY MODIFIED ORGANISM ("GMO") TESTING SERVICES
Lark provides services for identification and characterization of genetically modified ("GM") crops and plants. Several effective services have been developed for genetic testing of food and agricultural products. These laboratory services offer a broad range of genetics-based assays for qualitative and quantitative analysis of biotech modifications in plants such as corn, soy and other grain products. Companies are requiring GMO testing of ingredients for labeling requirements and to ensure the presence or absence of genetically enhanced characteristics. This area clearly has the potential for tremendous growth as a result of the increasing pressures to label and certify all agricultural products.

     o PCR ANALYSIS. This method is recognized as the "gold standard" for GMO testing. The Polymerase Chain Reaction ("PCR") is a sophisticated DNA-based technology that is internationally recognized as the fastest, most accurate method for detecting and quantifying products of agricultural biotechnology.

     o SOUTHERN BLOT ANALYSIS. Lark will use standard Southern blot analysis for restriction enzyme fragment analysis or mapping of known insertion and gene expression analysis. While PCR analysis is certainly the fastest and most accurate method for detecting the presence of a GMO event, only the Southern blot method can provide information regarding quality and quantity of these events.

     o SEQUENCE VERIFICATION (OF THE EXPRESSION CASSETTE). Direct sequencing of the GMO event can provide a level of detail of the GMO event, which cannot be achieved by either PCR analysis or Southern Blot Analysis. Sequence verification can ensure that the quality of the expression cassette has been maintained at the DNA level guaranteed to be 100% accurate with 100% double stranded coverage for that region.

GENE EXPRESSION AND DETECTION SERVICES
The genomics initiative continues to provide an abundance of gene sequence information albeit little information regarding the function of genes in their biochemical pathways. Lark continues to identify services it can offer to assist clients in ascertaining the biological role of a gene by determining if, when, and at what level a gene is being expressed in any number of samples of interest. These services can be important in identifying novel genes, confirming the validity of a gene as a drug target, and monitoring a target gene through the product development process. These services are highly complementary to genomic research and will continue to be of growing importance to companies applying genomics to their product development efforts. Lark will continue to expand the number of services it offers for gene expression and detection purposes by actively seeking technologies, which meet the growing needs of its client base.

     o QUANTITATIVE POLYMERASE CHAIN REACTION ("QPCR"). Lark's QPCR service provides highly accurate gene sequence detection. The method is a powerful tool for analyzing the distribution and expression of target DNA or RNA in a high throughput format. This service has a broad number of applications in biotechnology product development including gene therapy distribution and expression analysis, drug response studies, mutation detection, and expression system development. The ability to specifically and accurately track target sequences of interest will have a significant impact on the monitoring requirements established by the regulatory agencies for a variety of biotechnology-based products.

CUSTOM CORE MOLECULAR BIOLOGY SERVICES
Many of the custom projects Lark performs require the application of molecular biology techniques either upstream or downstream from the main service provided. As a result, Lark has developed the ability to perform a breadth of molecular biology techniques, which can be offered as a complement to another service, or as a stand-alone service. The Company envisions an expanding list of custom services as new technologies and advances occur in the field of molecular biology. Some of the more frequently requested services offered by the Company are described below.

     o NUCLEIC ACID EXTRACTION SERVICES. All of Lark's services involve manipulation of nucleic acids, the starting material for molecular biology research and development. Nucleic acids are the DNA and RNA contained in the cells of organisms. Lark both extracts and purifies the nucleic acids from its clients' samples or receives them already prepared by its clients. Lark has developed a variety of extraction procedures to analyze DNA and/or RNA from blood, tissue, and other fluids as well as, bacterial, plant and cell culture samples. The Company has established the facilities and personnel training necessary to extract nucleic acids from human, animal and plant origin. The ability to process these samples in a high throughput format has been established for numerous sample sources such as blood and continues to develop processes for other sample types.

         The quality of the nucleic acid preparation can significantly influence the outcome of a particular assay. To ensure high quality results, the Company strongly encourages its clients to use its standardized GLP extraction services. Lark believes the requests for these services will continue to expand as the pharmacogenomics revolution fuels the need to analyze the genetic make up of large patient populations involved in clinical trials.

     o SUBCLONING. Subcloning is a procedure used to transfer a DNA region of interest into a vector that is more suitable for procedures such as DNA sequencing and gene expression. Although subcloning is a common method used in genetic research, it can be a less than obvious process. Lark can provide a strategy for subcloning a variety of different sequence fragments, including PCR products, into standard vector systems. Once in a standard vector system, the customer can more readily manipulate the clone for specific applications of interest.

     o LIBRARY SCREENING. During the gene discovery process, customers may find only a portion of a gene of interest. Lark can use such a gene fragment to screen a library of clones and isolate the full-length cDNA of interest. Lark can also search a library to find homologous genes in related species or isolate the genomic equivalent of a cDNA.

     o POLYMERASE CHAIN REACTION (PCR). PCR can be used to amplify a specific sequence of interest from plasmid, viral, or genomic DNA. The amplified fragment can be used as a probe, part of a plasmid construction, or for direct DNA sequencing identification. Lark also has the expertise to provide reverse transcription PCR ("RT-PCR") for amplification of an RNA product.

     o DNA PREPARATION. Many of Lark's customers need large amounts of DNA for sequencing or probe generation. Lark has the ability to prepare plasmid DNA or phage DNA on a large-scale basis for its customers.

         BUSINESS STRATEGY. The Company plans to expand its leadership position as a high quality molecular biology Contract Research Organization ("CRO") on a global basis by:

     o   refining sales efforts to target new customers
     o developing its current customer base and leveraging high level of repeat business
     o expanding into continental Europe by focusing its sales efforts on countries outside of the UK
     o growing existing molecular biology service business to support the high growth genomics industry
     o applying molecular biology expertise to new and expanding market opportunities
     o   developing a "true" quick turnaround sequencing service
     o updating instrumentation and automation capabilities to compete with other state of the art CROs

REFINING SALES EFFORTS TO TARGET NEW CUSTOMERS
Lark has always relied heavily on its existing relationships to fuel its growth and provide direction for the development of new services. U.S. business consists of over 90% repeat customers. The sales team has been focused on, and rewarded by, maintaining existing relationships. A new approach of focusing the sales team's efforts on securing new accounts and expanding the level of business within existing large accounts is a necessity and will provide opportunities to significantly increase revenue.

EXPLOITING CURRENT CUSTOMER BASE AND LEVERAGE HIGH LEVEL OF REPEAT BUSINESS
The Company has significant relationships with a number of leading biotechnology companies and has served 18 of the 20 largest pharmaceutical companies. Worldwide, the Company has also attained greater than an 80% repeat business while growing at an average annual growth rate of 10% over the past three years. Lark will continue to capitalize on its commercial relationships through its direct sales force. Often smaller service contracts lead to larger follow-on work once Lark has demonstrated its ability to provide high quality data in an agreed upon timeframe to a new customer.

Over the years Lark's customers have looked to the Company for advice and direction in achieving aggressive corporate milestones. The Company believes our technically competent sales team can enhance the opportunities for Lark to develop long-term service relationships with its clients based on a comprehensive understanding of each account's specific needs. The breadth of services offered by Lark allows the Company to leverage its relationship with investigators in one department of a company into further relationships with other investigators in adjoining departments of the company.

EXPANDING INTO CONTINENTAL EUROPE BY FOCUSING ITS SALES EFFORTS ON COUNTRIES OUTSIDE OF THE UK In June 1998, the Company completed a unique service operation on behalf of Pfizer Ltd. at its facility in Sandwich, England. Following this initial collaboration Lark moved its operations offsite and established a sequencing laboratory and sales office in Saffron-Walden, just outside of Cambridge, UK. Lark used its existing client relationship to catapult into the European market. Lark has been extremely successful in securing and maintaining new business in the UK, but relatively unsuccessful in expanding into continental Europe. While the UK represents a significant percentage of the total European market there is still a tremendous opportunity to secure new business outside of the UK. The Company has recently established a highly competent sales team and redirected its focus to include key opportunities throughout

Europe. The Company has identified a number of potential key accounts and is focusing on securing new business from these accounts, which should result in a significant opportunity for new business and revenue source.

GROWING EXISTING SERVICE BUSINESS TO SUPPORT HIGH GROWTH GENOMICS INDUSTRY
The Company has established five product lines, which support genomics-based research and development efforts: 1) Custom DNA Sequencing Services, 2) Genetic Stability Testing (GST) Services, 3) Genetically Modified Organism (GMO) Testing Services, 4) Gene Expression and Detection Services, and 5) Custom Core Molecular Biology Services. Within each of these product lines are specific services designed to meet specific project needs. Through the Company's interactions with clients and awareness of the industry, Lark has identified additional services to supplement these product lines to further support its clients' genomics programs.

Lark's technology development group evaluates an ongoing list of new services to bring to market at an average rate of one per quarter. The Company prioritizes these service opportunities based upon a number of criteria including requests from clients, competitive advantages, regulatory requirements, emerging market opportunities, market size and time to market.

The Company's technology development group is particularly interested in identifying service opportunities where Lark can further its competitive position through collaboration with companies or researchers who have already developed the technology. The Company has already identified a number of services in the genomics and proteomics (study of the structure and function of proteins) fields, which it is analyzing as possible additions to its existing service platform.

APPLYING MOLECULAR BIOLOGY EXPERTISE TO NEW AND EXPANDING MARKET OPPORTUNITIES The Company believes the power of molecular biology has far reaching applications extending beyond the classical biopharmaceutical industry. It has identified the agricultural biotechnology markets as a new and expanding opportunity for its molecular biology services. Lark will direct the sales team to penetrate the fast-growing agbio sector of the biotechnology industry. Lark believes additional market opportunities are emerging in the field of food testing. As the Company expands its selling capabilities it will initiate sales programs to exploit the opportunities in that new market.

DEVELOPING A "TRUE" QUICK TURNAROUND SEQUENCING SERVICE
The Company has been extremely successful at addressing the custom DNA sequencing needs of a large segment of the life science market; however, a significant market segment has been virtually ignored. The "true" quick turnaround sequencing market accounts for as much of, if not more than, the current market segments that Lark currently serves. The UK facility was initiated to serve this market segment and has expanded beyond this service to other sequencing services. Our competitors and the in-house core facilities currently satisfy the needs of this market segment. Many of the customers who require this service are academic and government researchers who need sequencing information on a gene or DNA segment of interest as quickly as possible so they can make decisions regarding the future direction of their research. Revenue from academic and government accounts currently only accounts for approximately 7% of the Company's total revenue.

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

         Several factors influence the current competitive business conditions faced by the Company. First, the total amount of DNA sequencing is increasing due to genome sequencing initiatives, and competitive pressures in the pharmaceutical industry. Major pharmaceutical companies have made significant financial commitments to gene therapy approaches. These approaches are maturing and may require demonstration of genetic stability before or during clinical trials. For example, there are currently over 60 biotech products in the marketplace and over 260 in clinical trials and 2,000 in preclinical development, all of, which potentially require FDA submission sequencing in support of a demonstration of genetic stability.

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

         The Company faces several types of competition. The first is individual researchers capable of performing the work themselves rather than contracting it out. A similar type of competition is that of the core lab, either in an academic setting or within a large company, which can provide services at a much-reduced rate due to subsidies of its overhead expenses. These first types of competition are difficult to overcome due to the perception of significantly lower costs. There are several smaller companies, which offer DNA sequencing, and/or related molecular biology services, which have not yet demonstrated the longevity, breadth of services or marketing ability that the Company has. Finally, there are several recent entrants in the genomics sequencing market. These companies typically take an ownership position in the sequence information they generate, whereas Lark has not taken ownership positions in any sequence data generated for its clients.

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

         CUSTOMERS. The Company provides services to researchers at a large number of public and private institutions and business entities. No single client represented more than 10% of the Company's business in 2001.

         PATENTS AND PROPRIETARY TECHNOLOGY. The Company actively seeks patent protection in the U.S. and in significant foreign countries for inventions and technologies for which it deems such protection commercially advisable. In connection with its senescence gene discovery program, the Company currently has licensed rights to one issued U.S. patent and shared ownership in another patent application. The Company believes that this patent protection is important to its senescence technology, but not essential to the overall success of the Company. The Company can make no assurances that these applications will be approved, that similar patents have not been or will not be issued, or that any patent issued to the Company will not be circumvented or infringed. In connection with its senescence gene discovery program, the Company is subject to certain performance and royalty arrangements as described in Note 9 of the financial statements.

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

         By virtue of its work in support of its client's submissions to the FDA and other regulatory bodies, the Company is subject to inspections by the FDA and other federal, state and local agencies regarding specific FDA submission projects it has worked on. Regulatory affairs audit teams from its pharmaceutical and biotech clients frequently inspect the Company's facilities and procedures to ascertain whether the Company complies with applicable regulations. To date, the Company has not been found in material noncompliance with the FDA or customer requirements. If significant violations were discovered during a client or governmental inspection, the Company might be restricted from undertaking additional submission projects until the violations were remedied. In the event that remedying such violations required significant time or financial resources, such violations could have a material adverse impact upon the Company.

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

         EMPLOYEES. As of December 31, 2001, the Company had a total of 43 full time employees of which 31 were based in the US and 12 were based in the UK. The Company believes that its employee relations are good, but can make no assurances that it will continue to be able to attract and retain qualified employees. The Company also has engaged the services of consultants when appropriate.

         FORWARD-LOOKING INFORMATION. This Annual Report contains various forward-looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. When used in this document, the words "plan", "anticipate", "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated projected or expected.

ITEM 2.    DESCRIPTION OF PROPERTY

         The Company leases 15,544 square feet of office and laboratory space for its corporate headquarters in Houston, Texas pursuant to a lease, which expires December 31, 2009. The Company has the first right of refusal to lease approximately 10,000 contiguous additional square feet. The Company also leases office space for its European branch office. The European branch office, originally located in Hove, England, was moved to Saffron Walden, England in March 1996 pursuant to a lease, which has now been renewed until March 31, 2003. Future amounts due under the terms of these leases are detailed in Note 9 - "Commitments and Contingencies - Leases" of the financial statements. The Company carries commercial insurance, which it deems sufficient to cover loss of lab equipment or occupancy privileges.

ITEM 3.    LEGAL PROCEEDINGS

         On June 29, 2000 Joel S. Kanter sued the Company in U.S. District Court for the Southern District of Texas, Houston Division. The Company entered into a letter of intent with the "Kanter Group" in 1999 providing for Mr. Kanter to conduct, or invest in, a proposed $1,320,000 private offering of Company stock. The transaction was not completed by the time specified in the letter of intent (on or before November 1, 1999) and Mr. Kanter and the

Company continued to work on the offering for a time thereafter. Mr. Kanter alleges the Company did not allow him to complete the offering and seeks damages for the breach of the letter of intent and for reliance damages for his expenses following expiration of the letter of intent. The Company's position is that there was no binding agreement, that the letter of intent, by its own terms, prevents Kanter from recovering and that Kanter imposed material conditions to the completion of the transaction which were not set forth in the letter of intent. The litigation has finished its initial stages of discovery and the Company intends to file a motion for summary judgment shortly. The Company intends to vigorously defend the lawsuit and Management believes that it is without merit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company has been quoted on the NASDAQ Bulletin Board system under the symbol LDNA since the fourth quarter of 1995. As reported by wallstreetcity.com historical quotes, the high and low bids for each quarter of 2000 and 2001 are shown on the following table. These bids reflect the price paid by the buyer, and do not include the commission withheld by the broker(s).

STOCK PRICES

                                                  2000                      2001
                                          ---------------------     ---------------------
                                             High       Low           High        Low
                                             ----       ---           ----        ---
  Quarter Ending March 31,                  $9.69      $1.50          $2.25      $1.25
  Quarter Ending June 30,                   $4.00      $1.66          $1.50      $0.87
  Quarter Ending September 30,              $3.56      $1.87          $0.95      $0.62
  Quarter Ending December 31,               $2.38      $1.31          $1.90      $0.67

         As of December 31, 2001, there were approximately 1,963 holders of record of the Common Stock.

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

         In addition to the new services, the Company established a new lab operation in its Saffron-Walden, England facility in 2000. Although the Company has maintained a sales office in the UK for many years, this is the first lab facility the Company established there. This facility employs twelve full time people and utilizes equipment, which costs approximately $535,665.

Critical Accounting Policies and Estimates--The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to customer bad debts, estimated useful lives of property and equipment, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the financial statements:

Allowance for doubtful accounts--The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay for laboratory service fees. The Company generally requires a deposit of approximately 50% of the total anticipated billings prior to commencing work on larger laboratory service projects. Historically, the Company has not experienced significant bad debts. However, if the financial condition of the Company's customers were to deteriorate rapidly, resulting in nonpayment, the Company could be required to provide additional allowances for doubtful accounts which would decrease net income in the period that this determination was made.

Property and equipment--Property and equipment relate primarily to laboratory equipment and computer equipment. These costs are depreciated or amortized over the estimated useful lives of the assets. If technology related to the laboratory equipment or computer equipment was to rapidly change, the estimated useful lives of existing equipment may be shortened. This would result in accelerating depreciation and amortization expense, which would decrease net income in the periods following such a determination. Additionally, the Company periodically evaluates the costs of property and equipment for impairment in accordance with Statement of Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." If event or circumstances were to indicate that any of the long-lived assets might be impaired, the Company would be required to analyze the estimated undiscounted future cash flows from the applicable assets. If the carrying value of the asset were less than the undiscounted cash flows, the Company would be required to record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded fair value.

Deferred taxes--The Company has recorded a valuation allowance to reduce net deferred tax assets to zero as a result of the Company's cumulative loss position and the uncertainty of the Company's ability to realize the net deferred tax assets in the future. If the Company were able to realize the deferred tax assets in the future, an adjustment to reduce the valuation allowance would increase net income.

RESULTS OF OPERATIONS

         Gross Revenues. Gross revenues increased 7% from $5,625,968 to $6,040,445 for the years ended December 31, 2000 and 2001, respectively. The growth came from increases in most product lines, with the fastest growth occurring in areas relating to genomic DNA sequencing, testing of industrially important cell lines and in assays relating to pre-clinical and clinical testing of new biopharmaceuticals, both in the US and in the UK. In addition, during 2001, the Company realized a one-time gain for the third quarter of $125,323 resulting from a project termination.

         Costs of Services. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 12% from $3,538,139 to $3,966,882 for the years ended December 31, 2000 and 2001, respectively. Part of the increase in costs of services was caused by the additional variable costs necessary to produce the additional revenues in 2001 compared to 2000. In addition, during 2001, the Company wrote off $149,656 of finished goods inventory deemed not saleable by management. The remaining increases in costs included labor, equipment maintenance and repair, equipment rent, and depreciation. Costs of services as a percentage of revenue were 63% and 66% for the years ended December 31, 2000 and 2001, respectively.

         Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased less than 5% from $2,006,193 to $2,102,467 for the years ended December 31, 2000 and 2001, respectively. The increase is mostly a result of increased sales personnel salaries both in the US and Europe. Sales, general and administrative expenses as a percentage of revenue were 36% and 35% for the years ended December 31, 2000 and 2001, respectively.

         VARIABILITY OF FUTURE OPERATING RESULTS. The growth in annual revenues was largely attributable to revenues in the second and fourth quarters. Although the Company expects higher and less variable revenue streams resulting from the implementation of our business strategies, the ultimate success of these changes cannot be reasonably predicted.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $1,198,746 and ($300,393) for the years ended December 31, 2000 and 2001, respectively. The decrease in operating cash flow was due largely to the decrease in customer deposits held in 2001.

         During 2001, the Company directly invested $86,903 in fixed assets and an additional $485,729 in lab equipment subject to a capital lease mentioned in note 9 to the financial statements in order to support the current and expected increase in revenues made possible by the addition of the new services and receipt of a large contract.

         The Company's bank debt totaled approximately $391,010 at December 31, 2001, and consisted of three components. The first component, totaling approximately $611, is an equipment loan made to the Company at the beginning of 1999 and due in 2002. The second, totaling approximately $66,444 is another equipment loan made to the Company at the beginning of 2001 and due in 2004. The third, totaling approximately $323,955, is the Company's line of credit with its principal bank, which was renewed until December 31, 2002. The line of credit provides for borrowing up to 80% of accounts receivable that are less than 90 days old and requires the Company to meet certain financial ratios. The Company was in compliance with those ratios at December 31, 2001. See note 7 to the financial statements for further details concerning debt. Other debt totaled approximately $29,919 at December 31, 2001.

          Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through a combination of existing or proposed credit facilities and future operating results. The Company's planned operating growth will occur through a higher degree of automation made possible by equipment additions and upgrades.

Contractual Obligations and Commercial Commitment--The following table summarizes the Company's contractual obligations and commercial commitments as of December 31, 2001 and the effect they are expected to have on its liquidity and capital resources:

Contractual                                                     Less than                              After
Obligations                                     Total             1 Year           1-3 Years          3 Years
-----------                                  -------------     -------------    --------------      ------------
Revolving line of credit                     $     323,955     $     323,955    $             -     $           -
Other credit facilities                             96,974            61,196             35,778                 -
Capital lease obligations                          534,922           238,005            268,371            28,546
Non-cancelable operating leases                  1,425,435           296,335            323,659           805,450
                                             -------------     -------------    --------------      ------------
Total contractual obligations                $   2,381,286     $     919,491    $       627,808     $     833,996
                                             =============     =============    ===============     ==============
Other commercial commitments:
Revolving line of credit availability.       $     276,045     $     276,045    $             -     $           -
                                             =============     =============    ===============     ==============


         MATERIAL COMMITMENTS. The Company currently has no other undisclosed outstanding material commitments.

ITEM 7.  FINANCIAL STATEMENTS


                             LARK TECHNOLOGIES, INC.

                          Index to Financial Statements
                     Years ended December 31, 2000 and 2001



                                    Contents

                                                                                                    Page
                                                                                                    ----
Report of Independent Auditor......................................................................  12

Financial Statements

         Balance Sheet as of December 31, 2001.....................................................  13

         Statements of Operations for
              Years Ended December 31, 2000 and 2001...............................................  14

         Statements of Stockholders' Equity for
              Years Ended December 31, 2000 and 2001...............................................  15

         Statements of Cash Flows for
              Years Ended December 31, 2000 and 2001...............................................  16

Notes to Financial Statements......................................................................  18

                         REPORT OF INDEPENDENT AUDITORS

Lark Technologies, Inc.
Board of Directors and Stockholders

We have audited the accompanying balance sheet of Lark Technologies, Inc. (the "Company") as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lark Technologies, Inc. at December 31, 2001, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                       ERNST & YOUNG LLP
Houston, Texas
February 22, 2002

                            LARK TECHNOLOGIES, INC.
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2001

ASSETS
Current assets:
               Cash and cash equivalents                                                            $  414,242
               Accounts receivable                                                                   1,101,369
               Due from related parties                                                                  5,513
               Inventory                                                                                84,840
               Prepaid expenses                                                                         79,082
                                                                                                    ----------
Total current assets                                                                                $1,685,046

Property and equipment, net                                                                          1,146,511
Other assets, net                                                                                       13,641
                                                                                                    ----------
Total assets                                                                                        $2,845,198
                                                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                                                                       $348,984
               Notes payable, current portion                                                          385,151
               Capital lease obligation, current portion                                               194,793
               Due to related parties                                                                   11,382
               Accrued expenses                                                                        147,706
               Customer deposits                                                                       356,159
                                                                                                    ----------
Total current liabilities                                                                           $1,444,175

Notes payable, less current portion                                                                     35,778
Capital lease obligation, less current portion                                                         267,075
Deferred rent expense                                                                                   27,864
                                                                                                    ----------
Total liabilities                                                                                   $1,774,892

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
               Preferred stock, $0.001 par value:
                    Authorized shares - 2,000,000
                    None issued or outstanding
               Common stock, $0.001 par value:
                    Authorized shares - 8,000,000
                    Issued shares - 3,521,398
                    Outstanding shares - 3,516,898                                                       3,521
               Additional paid-in capital                                                            2,670,344
               Treasury stock at cost                                                                   (4,946)
               Accumulated comprehensive loss                                                           (6,012)
               Accumulated deficit                                                                  (1,592,601)
                                                                                                    ----------
Total stockholders' equity                                                                          $1,070,306
                                                                                                    ----------
Total liabilities and stockholders' equity                                                          $2,845,198
                                                                                                    ==========



See accompanying notes.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS


                                                                        Years ended  December 31,
                                                                      --------------------------------
                                                                         2000                   2001
                                                                      ----------             ----------
Revenue:
               Laboratory Services                                    $5,625,968             $6,040,445

Costs and expenses:
               Costs of services                                       3,538,139              3,966,882
               Sales, general and administrative                       2,006,193              2,102,467
                                                                      ----------             ----------
Total costs and expenses                                               5,544,332              6,069,349
                                                                      ----------             ----------
Operating income                                                          81,636                (28,904)

Other income and (expense):
               Interest income                                            28,347                 19,532
               Other income                                                    -                136,029
               Interest expense                                          (70,687)               (74,676)
                                                                      ----------             ----------
Total other income (expense)                                             (42,340)                80,885
                                                                      ----------             ----------
Income before income taxes                                                39,296                 51,981
Provision for income taxes - current                                      13,746                 14,410
                                                                      ----------             ----------
Net income                                                               $25,550                $37,571
                                                                      ==========             ==========

Basic and diluted earnings per common share                                $0.01                  $0.01
                                                                      ==========             ==========



See accompanying notes.

                             LARK TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                    Common Stock
                                               -------------------------       Additional        Treasury Stock         Amounts
                                                  Shares        At Par           Paid-in     ----------------------     due from
                                                Outstanding     Value            Capital       Shares     At Cost     Stockholders
                                               -----------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                     3,324,046      3,324           2,513,271      4,500       (4,946)       (15,045)

      Warrants exercised                            50,000         50              12,450
      Options exercised                            146,349        146             175,144
      Warrants redeemed                                                           (31,250)
      Shareholder loan repaid                                                                                             15,045

      Currency translation loss
      Net Income

      Comprehensive income
                                           ---------------------------    ----------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                     3,520,395     $3,520          $2,669,615      4,500      ($4,946)             -

      Options exercised                              1,003          1                 729

      Currency translation loss
      Net Income

      Comprehensive income
                                           ---------------------------    ----------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                     3,521,398     $3,521          $2,670,344      4,500      ($4,946)             -
                                           ===========================    ==========================================================

                                            Accumulated
                                            Comprehensive   Accumulated
                                            Gaion/(Loss)      Deficit          Total
                                           --------------------------------------------

BALANCE AT DECEMBER 31, 1999                       -        (1,655,722)         840,882

      Warrants exercised                                                         12,500
      Options exercised                                                         175,290
      Warrants redeemed                                                         (31,250)
      Shareholder loan repaid                                                    15,045

      Currency translation loss               (2,811)                            (2,811)
      Net Income                                                25,550           25,550
                                                                              ---------
      Comprehensive income                                                       22,739
                                            --------------------------------------------
BALANCE AT DECEMBER 31, 2000                 ($2,811)      ($1,630,172)       1,035,206

      Options exercised                                                             730

      Currency translation loss               (3,201)                            (3,201)
      Net Income                                                37,571           37,571
                                                                              ---------
      Comprehensive income                                                       34,370

                                            --------------------------------------------
BALANCE AT DECEMBER 31, 2001                 ($6,012)      ($1,592,601)       1,070,306
                                            ============================================



See accompanying notes.

                                    LARK TECHNOLOGIES, INC.
                                    STATEMENTS OF CASH FLOWS

                                                                                   Years ended December 31,
                                                                         -----------------------------------------
                                                                             2000                          2001
                                                                         -----------------------------------------
OPERATING ACTIVITIES
Net income                                                                   $25,550                      $37,571
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities
               Depreciation and amortization                                 359,208                      423,285
               Write-off of Senesence Patent                                       -                       16,749
               Provision for losses on accounts receivables                   55,000                       20,038
               Changes in operating assets and liabilities:
                    Accounts receivable                                       34,842                     (295,204)
                    Inventory                                                (36,539)                     181,427
                    Prepaid expenses                                          81,166                       87,065
                    Other assets                                                 360                            -
                    Due from related parties                                  (5,422)                         721
                    Accounts payable                                         (65,319)                    (169,536)
                    Accrued expenses                                         (45,731)                      30,690
                    Deferred rent                                             18,540                        9,324
                    Deposits                                                 777,091                     (642,523)
                                                                          ----------                    ---------
Net cash provided by (used in) operating activities                       $1,198,746                    ($300,393)

INVESTING ACTIVITIES
Purchases of property and equipment                                         (290,052)                     (86,403)
                                                                          ----------                    ---------
Net cash used in investing activities                                       (290,052)                     (86,403)

FINANCING ACTIVITIES
Principal payments on notes payable                                         (251,062)                    (131,668)
Proceeds from notes payable                                                   75,000                       92,000
Repayment on capital lease obligations                                      (178,912)                    (150,147)
Receipt of amount due from shareholder                                        15,045                            -
Proceeds from exercised options                                              175,290                          730
Proceeds from exercised warrants                                              12,500                            -
Redemption of warrants                                                       (31,250)                           -
                                                                          ----------                    ---------
Net cash used in financing activities                                       (183,389)                    (189,085)
                                                                          ----------                    ---------
Effect of currency translation on cash                                        (2,811)                      (3,201)
Net increase (decrease) in cash and cash equivalents                         722,494                     (579,082)
Cash and cash equivalents at beginning of year                               270,830                      993,324
                                                                          ----------                    ---------
Cash and cash equivalents at end of year                                  $  993,324                    $ 414,242
                                                                          ==========                    =========


See accompanying notes

                                    STATEMENTS OF CASH FLOWS

                                                                                  Years ended December 31,
                                                                           ---------------------------------------
                                                                              2000                         2001
                                                                           ---------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
               Interest                                                      $70,687                      $74,676
               Income taxes                                                  $13,240                      $13,300
Noncash activities:
               Capital leases to acquire property and equipment             $152,633                     $485,729
               Notes payable for prepaid insurance                           $83,715                     $103,291



See accompanying notes.

                            LARK TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

         Lark Technologies, Inc., a Delaware corporation (the "Company" or "Lark"), was formed on November 16, 1994, as a wholly-owned subsidiary of SuperCorp Inc. ("SuperCorp"), for the purpose of merging with Lark Sequencing Technologies, Inc., a Delaware corporation ("Sequencing"), as outlined in a merger agreement ("Merger Agreement") entered into by SuperCorp and Sequencing on October 28, 1994. SuperCorp approved the Merger Agreement on September 5, 1995 and by the stockholders of Sequencing on September 12, 1995. Because of the merger, all of the shares of common and preferred stock of Sequencing were exchanged for 1,800,000 shares of Common Stock of the Company with a par value of $0.001 per share, and the 200,000 shares of Common Stock of the Company held by SuperCorp were distributed to the shareholders of SuperCorp. The Company has succeeded to all of the business previously undertaken by Sequencing. Lark provides specialized laboratory services for DNA sequencing to biotechnology researchers.

2.  ACCOUNTING POLICIES

Inventory

         Work in process inventory includes the direct and indirect costs associated with projects that were started but not completed as of December 31, 2001. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project based on direct labor hours incurred for the project up to the point of measurement such as the end of an accounting period. At December 31, 2001, work in process inventory was $84,840. During 2001, the Company wrote off $149,656 of finished goods inventory deemed not saleable by management.

Revenue Recognition

         The Company recognizes revenue and related profit upon the completion and shipment of laboratory service projects. For laboratory service projects under long-term contracts, revenue and related profit is recognized as specific projects are completed. Revenues include shipping costs billed to customers and the related costs are recorded as cost of sales. Costs incurred on partially completed projects are recorded as work-in-process. During 2001, the Company realized a one-time gain for the third quarter of $125,323 resulting from a project termination.

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

                Laboratory equipment                 5 years
                Furniture and fixtures               5 years
                Computer equipment                   30 months to 5 years
                Leasehold improvements               9 years

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

Advertising costs

         The Company expenses all advertising costs as incurred. Total advertising expense for 2000 and 2001 was $132,605 and $77,218, respectively.

Income tax

         The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statements and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Recently issued accounting standards

         Effective January 1, 2001, the Company adopted the Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended. This statement establishes a new standard for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The effect of the adoption did not have a material impact on the Company's results of operations or consolidated financial position in 2001.

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

4.   ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 2001 is presented net of an allowance for doubtful accounts of approximately $16,400.

5.  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2001

Laboratory equipment                                                              $2,642,652
Furniture and fixtures                                                               108,443
Computer equipment                                                                   493,251
Leasehold improvements                                                                25,763
                                                                                  ----------
                                                                                   3,270,109
Less accumulated depreciation and amortization                                    (2,123,598)
                                                                                  ----------
Property and equipment, net                                                       $1,146,511
                                                                                  ==========

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.  ACCRUED EXPENSES

         Accrued expenses consisted of the following at December 31, 2001:

Accrued payments under sponsored research agreement                                  $10,000
Accrued audit and tax preparation fees                                                46,365
Accrued salary costs, payroll taxes and insurance                                     59,228
Accrued UK VAT tax payable                                                            21,841
Other accrued expenses                                                                10,272
                                                                                    --------
                                                                                    $147,706
                                                                                    ========

7.  NOTES PAYABLE

         At December 31, 2001, the Company had a revolving line of credit with a bank that provided for maximum borrowings of $600,000. Under the terms of the line, borrowings were to bear interest at the bank's prime rate (6.25% at December 31, 2001) plus 1.5%. The line of credit expired December 31, 2001 and was renewed through December 31, 2002 with the same terms as the expiring line of credit. The line of credit is secured by qualified accounts receivable of the Company. At December 31, 2001, the Company had $323,955 outstanding under this line of credit. The borrowing base for this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On December 31, 2001, the Company had an unused line of credit of $276,045. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. The Company was in compliance with all required covenants at December 31, 2001. The weighted-average interest rate on short-term borrowings outstanding was 6.25% for the year ended December 31, 2001.

         On March 13, 1998, the Company arranged an advised discretionary credit line for the financing of equipment with the same bank used for the revolving credit line. Under the terms of this discretionary credit, the Company was able to borrow up to $600,000 secured by the equipment purchased with the proceeds of the borrowings. This discretionary credit line provided for borrowings of up to 75% of the purchase price of equipment at the bank's prime plus 1.5%. This credit line provided for repayment terms up to 36 months and matured on May 31, 1999. Although this credit facility was not renewed, the Company used a portion of this line prior to its expiration to finance certain pieces of lab equipment over a period of 36 months at the bank's prime rate plus 2%. At December 31, 2001, the Company had $611 outstanding under this loan.

         On February 26, 2001, the Company arranged a $92,000 term loan from the same bank that extended the revolving credit facility. Under the terms of the loan, the Company was to make equal payments over a thirty-six month period ending with the last payment on February 26, 2004. This term loan was subject to the same credit agreement as the revolving credit facility. Interest on this loan is at the bank's prime rate plus 1.5% (6.25% at December 31, 2001). At December 31, 2001, the Company had $66,444 outstanding under this loan.

Other debt totaled $29,919 at December 31, 2001 and is primarily to finance commercial insurance policies for less than one year at various rates of interest.

8.  FEDERAL INCOME TAX

         At December 31, 2001, the Company had net operating loss carryforwards of $1,689,672 for income tax purposes that expire in 2005 through 2019. These net operating loss carryforwards may be limited because of ownership changes resulting from issuance of common stock. The Company used approximately $72,366 of net operating loss carryforwards during the year ended December 31, 2001.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

allowance has been recorded against the Company's net deferred tax assets because of the Company's cumulative loss position.

         Significant components of the Company's deferred tax liability and assets are as follows at December 31, 2001:

Deferred tax liabilities:
    Depreciation                                                                    $  (35,175)
                                                                                    ----------
Total deferred tax liabilities                                                         (35,175)
Deferred tax assets:
    Deferred rent                                                                        9,474
    Bad debt allowance                                                                   5,577
    Vacation accrual                                                                     8,977
    Net Operating loss carryforwards                                                   574,489
                                                                                    ----------
Total deferred tax assets                                                              598,517
Valuation allowance                                                                   (563,342)
                                                                                    ----------
Net deferred tax assets                                                             $        0
                                                                                    ==========

         The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                           2000                             2001
                                                    Amount       Percent            Amount       Percent
                                                    ------       -------            ------       -------
Tax at U.S. statutory rates                         $13,361        34%              $17,674        34%
State income taxes                                   13,746        35%               14,410        28%
Change in valuation allowance                       (30,204)      (77%)              (5,532)      (11%)
Other                                                16,843        43%              (12,142)       23%
                                                    -------        --               -------        --
                                                    $13,746        35%              $14,410        28%
                                                    =======        ==               =======        ==

9.  COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability, which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Stock Option and Warrants

         On May 10, 2000, the Company's incentive stock option plan expired and was replaced with a new plan on that day. All of the options authorized by the old plan that had not been granted expired with that plan. The new incentive stock option plan (the "Plan") was created for directors, certain key employees, and others as determined by the directors. The Company has reserved a total of 1,000,000 shares of common stock for issuance under the stock option plan. The price at which shares may be purchased under the option plan shall not be less than the greater of (a) 100% of the fair market value of the shares on the date the option is granted or (b) the aggregate par value of such shares on the date the option is granted. Common stock options granted are generally exercisable immediately by non-employee directors and subject to a five-year vesting schedule for employees.

         The Company applies APB 25 in accounting for the Plan. Because the exercise price of the options was equal to the market value of the stock at the date of grant, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and net income per common share is required by FASB Statement No. 123 as if the Company had accounted for its incentive stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing ("Black-Scholes") model for the 2000 and 2001 options granted with the following weighted average assumptions: (I) risk-free

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


interest rates ranging from 4.00% to 6.12% (ii) a dividend yield of 0% for both years, (iii) volatility factors of the expected market price of the company's common stock of 1.59 and 1.13, respectively, and (iv) a weighted average expected life of five years.

         The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee's stock options.

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

                                                                     Year Ended December 31,
                                                    --------------------------------------------------------
                                                              2000                           2001
                                                    --------------------------       -----------------------
                                                       As                               As
                                                    Reported        Pro Forma        Reported     Pro Forma
                                                    --------        ---------        --------     ---------
Net income (loss)                                    $25,550        $(395,129)        $37,571     $(379,979)

Basic and diluted net income (loss)
  per common share                                      $.01           $(0.11)          $0.01        $(0.11)

         During 2000 and 2001, the Company issued incentive stock options under the Plan, which had exercise prices equal to the fair market value of the common stock at the date of grant. A summary of the Company's stock options activity and related information follows:


                                                             Year Ended December 31,
                                      ----------------------------------------------------------------
                                                        2000                               2001
                                                      Weighted                           Weighted
                                                       Average                            Average
                                       Options      Exercise Price       Options       Exercise Price
                                       -------      --------------       -------       --------------
Outstanding-
   beginning of year                   309,107           $1.38           407,307           $1.60
     Granted                           303,500           $1.86           392,440           $1.18
     Exercised                         146,349           $1.20             1,000           $0.73
     Forfeited                          58,951           $1.19            91,018           $1.33

Outstanding - end of year              407,307           $1.60           707,729           $1.40

Options exercisable at
   year-end                            271,307                           587,729

Weighted average fair
    value of options
    granted during the
    year                                 $1.47                             $0.89

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following summarizes information related to stock options outstanding at December 31, 2001:

                                        Options outstanding                        Options exercisable
                           -----------------------------------------------    -------------------------------
                                                              Weighted
                                            Weighted          Average                            Weighted
       Range of                             Average          Remaining                            average
       Exercise                             Exercise        Contractual                          exercise
        Prices              Options          Price              Life            Options            price
-----------------------    -----------    -------------    ---------------    ------------    ----------------
                                      (in thousands, except per share amounts)
$0.15 - $1.11                 284,289        $0.82            9.19 yrs.           231,789          $0.72
$1.42 - $1.89                 423,440        $1.79            8.97 yrs            355,940          $1.78
                              -------                                             -------
                              707,729        $1.40            9.06 yrs.           587,729          $1.36
                              =======                                             ========

At December 31, 2001, there are 355,560 options available for future grants under the Plan.

         During July of 1999, the Company issued warrants to certain stockholders who provided $250,000 in personal guarantees as collateral for a $200,000 term loan. These warrants provided the holders with the options to purchase a total of 250,000 shares of the Company's common stock at $0.25 per share. Under the terms of the warrants, the Company redeemed 125,000 warrant shares on January 13, 2000, after the guaranteed loan was repaid within the terms of the loan at a redemption price of $0.25 per share. There are 75,000 warrants outstanding at December 31, 2001. The exercise period of these warrants expires June 30, 2002.

Leases

         The Company leases certain real estate for its corporate office in Houston, Texas and branch office in the United Kingdom, as well as certain equipment under noncancelable lease agreements, which expire at various dates. In late January 2000, the Company moved into its new corporate headquarters and lab facility. This new facility provides the Company with approximately 15,000 square feet on one level for a period of 10 years. Total rent expense for all operating leases for 2000 and 2001 was $287,178 and $265,918 respectively.

         Future minimum payments under these operating leases are as follows:

         For the year ending December 31,

                  2002                  $315,315
                  2003                   176,060
                  2004                   161,825
                  2005                   169,313
                  2006                   168,830
                  Thereafter             467,307
                                      ----------
                                      $1,458,650


         The gross amount of assets recorded under capital leases at December 31, 2001 was $654,089. The related accumulated amortization was $124,626 at December 31, 2001. Under the terms of the capital leases, the Company is obligated to make payments as set forth in the table below and, subject to certain conditions, may purchase the equipment at the end of the lease for a nominal amount.

         Future minimum payments under these capital leases are as follows:

                  2002                                          $238,005
                  2003                                           188,536
                  2004                                            79,835
                  2005                                            20,150
                  2006                                             8,396
                                                                --------
                                                                $534,922

         Less interest portion of payments                        73,054
                                                                --------

         Net present value of lease payments                     461,868

         Less current portion                                    194,793
                                                                --------

         Capital lease obligation less current portion          $267,075
                                                                ========

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Amortization of capital lease assets are included in depreciation expense.

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

Other Commitments

         In September 1995, the Company entered into a two-year employment agreement with the former President and CEO of the Company providing for a base salary and bonus arrangement. At that time, the President and CEO entered into a Restricted Stock Purchase Agreement whereby the President and CEO purchased 101,452 shares of restricted Common Stock at $.1479 per share, subject to the right of the Company to repurchase a declining portion of such shares should the President and CEO terminate his employment with the Company prior to the expiration of 48 months. In connection with the purchase of the restricted Common stock, the Company received a note from the President and CEO in the amount of $15,045. The note was secured by the restricted stock, due October 24, 1999, bearing simple interest at a variable rate equal to the minimum variable rate permissible to avoid imputed interest and was reflected as a reduction of stockholders' equity until paid. In November 1999, the subject CEO left the Company for another position. As a part of the separation agreement, the board agreed to extend the note to become due in November 2000. In November of 2000, the former president paid the note with all interest due thereon.

10.  401(k) PLAN

         Effective January 1992, the Company adopted an employee 401(k) retirement plan. Qualified employees may contribute up to 15% of their gross pay to the plan. Employee contributions are limited to amounts established by law. The Company may make matching contributions to the plan as determined by the Board of Directors subject to the limitations under the Internal Revenue Code. The Company made no contributions to the plan in either 2000 or 2001.

11.  RELATED PARTY TRANSACTIONS

         The Company provided laboratory services, at rates normally charged to third parties, to affiliates of the Company totaling approximately $647 and $34,527 in 2000 and 2001, respectively.

         The Company purchased approximately $87,664 and $66,820 of laboratory supplies and other services from affiliates of the Company in 2000 and 2001, respectively.

         The due to related parties at December 31, 2001 is comprised primarily of amounts due to affiliates of the Company for laboratory supplies purchased by the Company.

12.  MAJOR CUSTOMERS

         During 2000 and 2001, no single customer provided greater than 10% of the Company's revenue.

13.  SEGMENT INFORMATION

         The proportion of the Company's sales by location is as follows:

                                                                                     2000              2001
                                                                                     ----              ----
Sales - US                                                                        $4,601,092        $4,785,998
        UK                                                                         1,024,876         1,254,447
                                                                                  ----------        ----------
                 Total                                                            $5,625,968        $6,040,445
Identifiable assets (primarily property and equipment)
        US                                                                        $2,318,357        $2,734,444
        UK                                                                           379,619           535,665
                                                                                  ----------        ----------
                 Total                                                            $2,697,976        $3,270,109

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

15.  EARNINGS PER SHARE

         The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                                     For the
                                                                   year ending
                                                                   December 31
                                                            ------------------------
                                                               2000          2001
                                                            ---------      ---------
Weighted average common shares outstanding                  3,470,443      3,516,792
Diluted securities - employee stock options                   212,813        100,131
                                                            ---------      ----------
Weighted average common shares outstanding
  assuming full dilution                                    3,683,256      3,616,923
                                                            =========      =========


         In 2000 and 2001, options to purchase zero and 423,400 shares of common stock were not included in the computation of diluted EPS, because the option exercise price was greater than the average market price of the common shares.

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

                                                                       Office Held
Person                              Office                                 Since
------                              ------                                 -----

George M. Britton, 54               Director                               1989(1)
                                    Co-Chairman of the Board               2000(2)

David A. Lawson, 54                 Director                               1989(1)
                                    Co-Chairman of the Board               2000(2)

E.J. (Jere) Pederson, 54            Director                               2000(1)

Carl W. Balezentis, Ph.D., 44       Director                               2001(1)
                                    Chief Executive Officer                2001
                                    Secretary                              2001(2)

David Buck, 41                      V.P. European Operations               2001


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

         Carl W. Balezentis, Ph.D., received his Doctor of Philosophy degree in Genetics from The University of Arizona, and conducted a postdoctoral fellowship at M.D. Anderson Cancer Center. On June 08, 2001 Dr. Balezentis was appointed as Chief Executive Officer. He joins Lark from his previous positions with Sigma-Aldrich Corporation, a multi-national company that develops, manufactures and distributes a broad range of biochemicals, organic chemicals, chromatography products and diagnostic reagents. He served as the vice president of sales and marketing for the Sigma-Genosys subsidiary where he was responsible for developing strategic marketing programs which helped stimulate strong revenue growth. More recently he served as director of business development for the Sigma-Aldrich Life Sciences Division. Prior to that time Dr. Balezentis held key management positions at Perceptive Scientific Instruments, Applied Biosystems Division of Perkin Elmer, and Promega Corporation.

         David Buck, Ph.D. joined Lark in June 1998 as the Laboratory Manager for Europe. He had previously been the Group Leader at the world-renowned Sanger Centre where he was responsible for establishing the institution's first human genome sequencing team. Dr. Buck coordinated the human chromosome 22 and 20 sequencing projects and completed over 11 megabases of finished sequence during his tenure at the Sanger Centre. Prior to this Dr. Buck worked for Schering Agrochemicals on cloning plant, fungal and bacterial genes encoding enzymes from key target pathways. Dr. Buck received his B.Sc. in Biophysics and Genetics from the University of Leeds in 1983 and his Ph.D. in Microbiology from the University of Leeds in 1987.

         SIGNIFICANT EMPLOYEES

         Set forth below are the names, ages, and dates of service of each of the significant employees of the Company and a description of the business experience of each.

                                                                              Employee
Person                                    Office                                Since
------                                    ------                                -----

David Alan Wall, Ph.D., 39                Director, Quality Control
                                          and Compliance (1)                    1994

Heidi B. Nelson, Ph.D., 38                Manager,
                                          Gene Quantitation (1)                 1997

George (Guo-Wei) Xu, Ph.D., 51            Director, Advanced Molecular
                                          Biology Services (AMBS) (1)           1998

Li Li, Ph.D., 42                          Senior Scientist, Manager of
                                          Genotyping Service (1)                1998

Heath C. Knight, Ph.D., 34                Director
                                          DNA Sequencing Services (1)           2000

Jon H. Luksich, CPA, 41                   Financial Accountant (1)              1998


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

         George Xu, Ph.D., has served as Director of Advanced Molecular Biology Services since June 1998. Prior to joining Lark he worked as Research Scientist at Energy Biosystems in The Woodlands, Texas. From 1988 to 1993, Dr. Xu worked as a Postdoctoral Research Associate in the Microbiology lab and the Plant Genetics lab at Texas A&M University. Dr. Xu arrived in the United States in 1981 and is a graduate from Washington State University with a M.S. and a Ph.D. in Microbiology.

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

         Jon H. Luksich, CPA, joined Lark in July of 1998 as a Financial Accountant. Prior to joining the Company he worked as a financial accountant, from 1990-1998, in charge of accounting for three divisions of Encon Safety Products, Inc., a division of Vallen Corporation. Encon is a leading manufacturer of emergency showers and eyewashes as well as safety eyewear and other safety supplies. And from 1985-1990 he was the Accountant for Bas-Tex Corporation, a leading manufacturer of Heat-Exchanger equipment for the process industry. He received his BS degree in Accounting from Indiana University in 1985 and his Texas CPA license in 1994.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE



    -----------------------------------------------------------------------------------------------
                                                                       Annual Compensation
                                                  -------------------------------------------------



               Name and                                                            Other annual
              principal                                Salary          Bonus       compensation
               position                      Year       ($)            ($)              ($)
   ------------------------------------------------------------------------------------------------
    Carl Balezentis, PhD. - C.E.O.           2001       135,000        13,500
    Sr. VP- Corp. Development                2000        71,769
                                             1999             -
    -----------------------------------------------------------------------------------------------
    David Buck                               2001        85,058        18,591           12,217
    VP - European Operations                 2000             -
                                             1999             -
    -----------------------------------------------------------------------------------------------
    Douglas B. Wheeler(4)                    2001        60,651
    President & COO                          2000       125,734
    Vice President-CFO                       1999       109,336
    -----------------------------------------------------------------------------------------------
    Gail Morton(5)                           2001        72,641
    Vice President Sales                     2000       105,924
                                             1999             -
    -----------------------------------------------------------------------------------------------
                                             2001             -
    Vincent P. Kazmer(1)                     2000             -
    President & CEO                          1999       125,581
    -----------------------------------------------------------------------------------------------
                                             2001             -
    Alan B. Carter(2)                        2000             -
    VP, Sales & Marketing                    1999       105,985
    -----------------------------------------------------------------------------------------------
                                             2001             -
    Raymond Vonder Haar, PhD.(3)             2000        43,782
    Vice President, Science                  1999        90,916
    -----------------------------------------------------------------------------------------------


    -----------------------------------------------------------------------------------------------------

                                                             Long Term Compensation
                                           --------------------------------------------------------------
                                                                Awards        Payouts
                                            ----------------------------------------------
                                             Restricted     Securities
               Name and                         stock       Underlying          LTIP          All other
              principal                        award(s)     Options/SARs       Payouts      compensation
               position                           ($)            (#)             ($)             ($)
   ------------------------------------------------------------------------------------------------------
    Carl Balezentis, PhD. - C.E.O.                             60,000
    Sr. VP- Corp. Development                                  45,000
                                                                    -
    ------------------------------------------------------------------------------------------------------
    David Buck                                                 10,000                           4,253
    VP - European Operations                                        -
                                                                    -
    ------------------------------------------------------------------------------------------------------
    Douglas B. Wheeler(4)                                           -
    President & COO                                            36,000
    Vice President-CFO                                         30,000
    ------------------------------------------------------------------------------------------------------
    Gail Morton(5)                                                  -
    Vice President Sales                                       10,000
                                                                    -
    ------------------------------------------------------------------------------------------------------
                                                                    -
    Vincent P. Kazmer(1)                                            -
    President & CEO                                                 -
    ------------------------------------------------------------------------------------------------------
                                                                    -
    Alan B. Carter(2)                                               -
    VP, Sales & Marketing                                           -
    ------------------------------------------------------------------------------------------------------
                                                                    -
    Raymond Vonder Haar, PhD.(3)                                    -
    Vice President, Science                                    20,000
    ------------------------------------------------------------------------------------------------------


(1)  Mr. Kazmer resigned as President, CEO and a director in November 1999.
(2)  Mr. Carter resigned as VP, Sales and Marketing in September, 1999.
(3)  Ms. Pimentel resigned as VP, Sales and Business Development in August 1999.
(4)  Mr. Wheeler resigned as President, CEO and a director in May 2001.
(5)  Ms. Morton resigned as VP, Sales in August 2001.

OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                     Number of          Percent of total
                                     Securities           options/SARs
                                     Underlying    granted to     Exercise or
                                    Options/SARs  employees in    base price        Expiration
                 Name                 granted      fiscal year     ($/Share)           date
                 ----                 -------      -----------     ---------           ----
    David Lawson                      55,970         14.28%          $1.67           03/05/11
    George Britton                    55,970         14.28%          $1.67           03/05/11
    David Lawson                      15,000          3.83%          $1.67           03/05/11
    George Britton                    15,000          3.83%          $1.67           03/05/11
    Jere Pederson                     15,000          3.83%          $1.67           03/05/11
    Carl Balezentis                   25,000          6.38%          $1.11           07/13/11
    David Buck                        10,000          2.55%          $1.11           07/13/11
    David Lawson                      70,000         17.86%          $0.81           09/05/11
    George Britton                    70,000         17.86%          $0.81           09/05/11
    Jere Pederson                     25,000          6.38%          $0.81           09/05/11
    Carl Balezentis                   35,000          8.93%          $0.81           09/05/11



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES




                                                                                                       Value of Unexercised
                                       Shares         Value       Number of Unexercised Options        in-the-money Options
                                    acquired on      realized          at December 31, 2001            at December 31, 2001
                 Name               exercise (#)       ($)      (#) Exercisable  (#) Unexercisable   Exercisable   Unexercisable
                 ----               ------------       ---      ---------------  -----------------   -----------   -------------

    Carl Balezentis                      -              -                18,750         86,250             -          $5,250
    David Buck                           -              -                20,000         10,000        $4,800               -


LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR:
  None

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table describes Security Ownership of Beneficial Owners of more than 5% of the Common Stock of the Company:

                         Name and address                              Amount and nature         Percent of
Title of Class           of beneficial owner                           of beneficial owner         class
------------------------------------------------------------------------------------------------------------
Common                   TaKaRa Shuzo Co., Ltd.                             222,902                  6.3
                         Biotechnology Research Laboratories
                         SETA 3-4-1 Otsu
                         Shiga, 520-21, Japan

Common                   David Lawson                                      454,970(1) (2)           12.9
                         2039 Dryden
                         Houston, Texas 77024

Common                   George Britton                                    375,275(3)               10.7
                         3272 Westheimer, Suite 3
                         Houston, Texas 77098

Common                   Baylor College of Medicine                        255,540                   7.3
                         One Baylor Plaza
                         Houston, Texas 77030

(1) This includes 95,517 shares held by D. C. Lawson trust and 95,517 held by S. R. Lawson trust.
(2)  This includes 209,470 options and 25,000 warrants.
(3)  This includes 209,470 options.

The following table describes the Security Ownership of Directors, CEO, and Directors and Executive Officers as a Group:

                         Name and address                              Amount and nature         Percent of
Title of Class           of beneficial owner                           of beneficial owner         class
------------------------------------------------------------------------------------------------------------

Common                   George Britton                                    375,275(1)               10.7
                         3272 Westheimer, Suite 3
                         Houston, Texas 77098

Common                   David Lawson                                      454,970(2)               12.9
                         2039 Dryden
                         Houston, Texas 77030

Common                   E. J. Pederson                                     55,000(3)                1.6
                         UTMB at Galveston
                         621 Administration Bldg.
                         Galveston, Texas 77550

Common                   Carl W. Balezentis, Ph.D.                          105,000(4)               3.0
                         9441 W. Sam Houston Pkwy. South, Suite 103
                         Houston, Texas 77099

Common                   David Buck,                                         30,000(5)                 *
                         9441 W. Sam Houston Pkwy. South, Suite 103
                         Houston, Texas 77099

Common                   Directors and Executive Officers as a Group       1,020,245(6)             29.0
                         9441 W. Sam Houston Pkwy. South, Suite 103
                         Houston, Texas 77099


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Lark Technologies, Inc.
                                                (Registrant)



Date     March 29, 2002                       /s/ GEORGE M. BRITTON
         --------------                    -----------------------------
                                            George M. Britton, Director
                                            Co-Chairman of the Board


Date     March 29, 2002                         /s/ DAVID LAWSON
         --------------                    -----------------------------
                                            David Lawson, Director
                                            Co-Chairman of the Board


Date     March 29, 2002                        /s/ CARL W. BALEZENTIS
         --------------                    -----------------------------
                                            Carl W. Balezentis
                                            President & CEO

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                                      DESCRIPTION
        ------                                      -----------
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

         *3.1       Bylaws of Lark Technologies, Inc., as amended.

         *3.2       The Certificate of Incorporation of Lark Technologies, Inc., as amended.

         *4.1       Lark Technologies, Inc. 2000 Stock Option Plan adopted by the Company.

        *10.1       1990 Stock Option Plan adopted by the Company.

        *10.2       Patent License Agreement between Sennes Drug Innovations, Inc. and Lark Sequencing
                    Technologies, Inc.

       **10.3       Form of Warrant Agreement entered into by and between the Company and each of George Britton,
                    David Lawson, Peter Boatright, Homer Peterson, and Larry Peterson.

      ***10.4       Lease Agreement between Lark Technologies, Inc. and Oakley Commercial (UK).

      ***10.5       Sponsored Research Contract entered by and between the Company and Baylor College of Medicine.

         10.6       Employment Agreement entered into July 31, 2000 with Carl W. Balezentis.

         23.1       Consent of independent auditors.

--------------
   * Incorporated by reference from the Company's Registration Statement on Form S-4 dated August 14, 1995, Commission File No. 33-90424. The exhibit numbering system used in Form S-4 differed from that used in this Form 10-QSB (8a, 2d, 2c, 6b, 6c, 6d-1, and 6f, respectively).

  ** Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended June 30, 1995.

 *** Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended September 30, 1995.