Form 10QSB
period 2002-03-31
LARK TECHNOLOGIES INC
filed 2002-05-14
CIK 942134

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes     No
                                                   ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2002, there were 3,521,398 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002.


Part I   Financial Information (unaudited)

                                                                                              Page
                                                                                              ----
       Item 1.    Financial Statements

                      Balance Sheet........................................................     1

                      Statements of Operations.............................................     2

                      Statements of Cash Flows.............................................     3

                      Notes to Financial Statements........................................     4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  ..........................     6

Part II  Other Information.................................................................     9

       Item 1.    Legal Proceedings........................................................     9

       Item 2.    Changes in Securities....................................................     9

       Item 3.    Defaults Upon Senior Securities..........................................     9

       Item 4.    Submission of Matters to a Vote of Security Holders   ...................     9

       Item 5.    Other Information........................................................    10

       Item 6.    Exhibits and Reports on Form 8-K.........................................    10

Signatures.................................................................................    11

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                                   March 31, 2002
                                                                                   --------------
                                                                                     (Unaudited)
ASSETS
Current assets:
               Cash and cash equivalents                                           $     613,821
               Accounts receivable (net)                                                 850,064
               Due from related parties                                                    6,946
               Work-in-process                                                            62,759
               Prepaid expenses                                                           91,694
                                                                                   -------------
Total current assets                                                                   1,625,284

Property and equipment, net                                                            1,100,774
Other assets, net                                                                         13,641
                                                                                   -------------
Total assets                                                                       $   2,739,699
                                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
               Current liabilities:
               Accounts payable                                                    $     233,531
               Due to related parties                                                      5,989
               Notes payable                                                             231,194
               Capital lease obligations-current portion                                 199,024
               Accrued expenses                                                          168,403
               Customer deposits                                                         460,938
                                                                                   -------------
Total current liabilities                                                          $   1,299,079

Note payable-long term portion                                                            28,111
Capital lease obligations-long term portion                                              215,764
Deferred rent expense                                                                     30,195
                                                                                   -------------
Total Liabilities:                                                                     1,573,149

Stockholders' equity
               Preferred stock, $0.001 par value:
                    Authorized shares - 2,000,000
                    None issued and outstanding
               Common stock, $0.001 par value:
                    Authorized shares - 8,000,000
                    Issued shares:3,521,395 and outstanding shares:3,516,895               3,521
               Additional paid-in capital                                              2,670,343
               Treasury Stock at cost                                                     (4,945)
               Accumulated comprehensive loss                                             (5,994)
               Accumulated deficit                                                    (1,496,375)
                                                                                   -------------
Total stockholders' equity                                                             1,166,550
                                                                                   -------------
Total liabilities and stockholders' equity                                             2,739,699
                                                                                   =============



See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS


                                                          Three months Ended March 31,
                                                       ----------------------------------
                                                            2001                2002
                                                       ---------------    ---------------
                                                                  (Unaudited)
Revenue:
               Laboratory Services                     $     1,219,875    $     1,480,999

Costs and expenses:
               Costs of services                               967,609            871,129
               Sales, general and administrative               565,362            464,246
                                                       ---------------    ---------------
Total costs and expenses                                     1,532,971          1,335,375
                                                       ---------------    ---------------
Operating income (loss)                                       (313,096)           145,624

Other income and (expense):
               Interest income                                   8,847              1,532
               Interest expense                                (14,264)           (18,930)
                                                       ---------------    ---------------
Total other income (expense)                                    (5,417)           (17,398)
                                                       ---------------    ---------------
Loss before income taxes                                      (318,513)           128,226

Provision for income taxes                                           0             32,000
                                                       ---------------    ---------------
Net loss                                               $      (318,513)   $        96,226
                                                       ===============    ===============



Basic and diluted loss per common share                          (0.09)              0.03
                                                       ===============    ===============



See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   Three Months ended March 31,
                                                                   ----------------------------
                                                                       2001            2002
                                                                    -----------    -----------
                                                                           (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                   $  (318,513)   $    96,226
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities
               Depreciation and amortization                             87,469        106,852
               Provision for bad debts                                    1,945          4,709
               Changes in operating assets and liabilities:
                    Accounts receivable                                 160,582        246,596
                    Work-in-process                                     (76,308)        22,081
                    Prepaid expenses                                     22,658        (12,612)
                    Due to/from related parties                           7,372         (6,827)
                    Accounts payable                                     41,983       (115,452)
                    Accrued expenses                                     (5,299)        20,697
                    Deferred rent expense                                    --          2,331
                    Deposits                                            (52,838)       104,779
                                                                    -----------    -----------
Net cash provided by (used in) operating activities                    (130,949)       469,380

INVESTING ACTIVITIES
Purchases of property and equipment                                     (10,367)       (61,115)
                                                                    -----------    -----------
Net cash used in investing activities                                   (10,367)       (61,115)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                  92,000             --
Principal payments on notes payable                                     (29,620)      (161,624)
Principal payments on capital leases                                    (29,584)       (47,080)
Proceeds from exercised stock options                                       730             --
                                                                    -----------    -----------
Net cash provided by financing activities                                33,526       (208,704)
Effect of currancy translation on cash                                       --             18
                                                                    -----------    -----------
Net increase (decrease) in cash and cash equivalents                   (107,790)       199,579
Cash and cash equivalents at beginning of period                        993,324        414,242
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $   885,534    $   613,821
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

3.       INVENTORY

         Work in process inventory includes the direct and indirect costs associated with projects that were started but not yet completed at March 31, 2002. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project, up to the point of measurement, such as the end of an accounting period. At March 31, 2002, work in process inventory was $62,759.

4.       NOTES PAYABLE

         On February 28, 2002, the Company renewed its revolving line of credit and extended the maturity to December 31, 2002. Under the terms of its revolving line, the Company may borrow up to $600,000 at the bank's prime rate plus 1.5% (6.25% at March 31, 2002). The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On March 31, 2002 the Company had $190,000 outstanding under this line. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. As of March 31, 2002, the Company was in compliance with these required financial ratios.

         During January 2001, the company arranged an advance term loan facility to finance the purchase of various pieces of lab equipment with the same bank that provided the revolving line of credit. On February 26, 2001 the company borrowed $92,000 under this facility. On that same day, the advance line feature of this loan converted to a fixed facility requiring monthly payments over a 36 month period at the bank's prime rate plus 1.5% (6.25% at March 31, 2002). As of March 31, 2002, a balance of $58,778 remained on this loan.

         Other debt totaled $10,527 at March 31, 2002 and is primarily to finance commercial insurance policies for less than one year at various rates of interest.

5.       EARNINGS PER SHARE

                  The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:


                                                   For the three months ending
                                                            March 31,
                                                      2001              2002
                                                   ----------        ---------
Weighted average common shares outstanding:         3,516,455        3,516,898
Dilutive securities - employee stock options:         115,219          263,731
                                                   ----------        ---------
Weighted average common shares outstanding
 Assuming full dilution:                            3,631,674        3,780,629
                                                   ==========        =========


         Options to purchase 455,440 and 420,940 shares of common stock were outstanding during 2001 and 2002 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

5.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal proceedings that have arisen in the ordinary course of business. In the opinion of management, based on consultations with counsel and a review of the facts, the ultimate liability to the Company will not have a material effect on the financial position of the Company.


Stock Options and Warrants

         During the quarter, 222,000 options were issued to employees and directors of the Company.

Leases

         The Company leases certain real estate for its corporate office in Houston, Texas and branch office in the United Kingdom, as well as certain equipment under non-cancelable lease agreements, which expire at various dates. In late January 2000, the Company moved into its new corporate headquarters and lab facility. This new facility provides the Company with approximately 15,000 square feet on one level for a period of 10 years. Total rent expense for all operating leases for the quarter ended March 31, 2001 and 2002 was $65,760 and $103,452, respectively.

         Future minimum payments under these operating leases are as follows:

         For the quarter ending March 31,

                  2002                                       $  211,884
                  2003                                          161,825
                  2004                                          161,825
                  2005                                          169,313
                  2006                                          168,830
                  Thereafter                                    467,307
                                                             ----------
                                                             $1,340,984

         The gross amount of assets recorded under capital leases at March 31, 2002 was $654,089. The related accumulated amortization was $157,330 at March 31, 2002. Under the terms of the capital leases, the Company is obligated to make payments as set forth in the table below and, subject to certain conditions, may purchase the equipment at the end of the lease for a nominal amount.

         Future minimum payments under these capital leases are as follows:

                  2002                                        $  177,987
                  2003                                           188,536
                  2004                                            79,835
                  2005                                            20,150
                  2006                                             8,396
                                                              ----------
                                                              $  474,904

         Less interest portion of payments                        60,116

         Net present value of lease payments                     414,788

         Less current portion                                    199,024
                                                              ----------

         Capital lease obligation less current portion        $  215,764
                                                              ==========


         Amortization of capital lease assets is included in depreciation expense.

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

BUSINESS OF LARK

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

GENETIC STABILITY TESTING ("GST") SERVICES

Lark introduced genetic stability testing as a product offering in 1996 to assist clients in meeting the regulatory guidelines established for development and maintenance of specific genetically engineered biotechnology products. Lark analyzes and provides a comprehensive report on the genetic integrity of cell banks used to produce recombinant proteins, monoclonal antibodies, gene therapy, and vaccine products, which is essential to creating a reliable process, producing a pure biologic product in high yield. The Company believes the need for these services is growing rapidly with the number of biotechnology products entering the clinical development pipeline. The FDA is requiring this work be performed according to GLP guidelines, a key differentiating feature of Lark's services. True GLP guidelines are not commonly followed in research laboratories and many service laboratories due to the rigorous demands of documentation and adhesion to the quality assurance regulations. Lark's entire laboratory operates according to GLPs but it is particularly important for performing the genetic stability testing services.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to customer bad debts, estimated useful lives of property and equipment, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

PROPERTY AND EQUIPMENT--Property and equipment relate primarily to laboratory equipment and computer equipment. These costs are depreciated or amortized over the estimated useful lives of the assets. If technology related to the laboratory equipment or computer equipment was to rapidly change, the estimated useful lives of existing equipment may be shortened. This would result in accelerating depreciation and amortization expense, which would decrease net income in the periods following such a determination. Additionally, effective January 1, 2002, the Company periodically evaluates the costs of property and equipment for impairment in accordance with Statement of Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." If events or circumstances were to indicate that any of the long-lived assets might be impaired, the Company would be required to analyze the estimated undiscounted future cash flows from the applicable assets. If the carrying value of the asset were less than the undiscounted cash flows, the Company would be required to record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded fair value.

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

RESULTS OF OPERATIONS

         GROSS REVENUES. Gross revenues increased 21% from $1,219,875 to $1,480,999 for the three-month periods ended March 31, 2001 and 2002, respectively. The increase in revenues for the quarter was the result of increased sales in most services with the largest growth occurring in our quantitative PCR services

         COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services decreased 10% from $967,609 to $871,129 for the three-month periods ended March 31, 2001 and 2002, respectively. The decrease for the quarter was a result of our continued focus on cost containment and increasing efficiencies. Costs of services as a percentage of revenue were 79% and 59% for the three-month periods ending March 31, 2001 and 2002 respectively.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses decreased 18% from $565,362 to $464,246 for the three-month periods ended March 31, 2001 and 2002, respectively. The decrease resulted mainly from a reduction in payroll. Sales, general and administrative expenses as a percentage of revenue were 46% and 31% for the three-month periods ended March 31, 2001 and 2002, respectively.

         VARIABILITY OF FUTURE OPERATING RESULTS The growth in quarterly revenues was largely attributable to increased sales in various product lines. Although the Company expects higher and less variable revenue streams resulting from the implementation of our business strategies, the ultimate success of these changes cannot be reasonably predicted.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was ($130,949) and $469,380 for the three-month periods ended March 31, 2001 and 2002, respectively. The positive operating cash flow for the period ending March 31, 2002 occurred mainly as a result of increased accounts receivable of $246,596 and increased customer deposits of $104,779.

         On February 28, 2002, the Company renewed its revolving loan facility through December 31, 2002, and may continue to borrow up to $600,000 under the terms of the credit line. As of March 31, 2002, $190,000 was outstanding on this line and the Company was in compliance with all of the required financial ratios for this facility.

         During January 2001, the company arranged an advance term loan facility to finance the purchase of various pieces of lab equipment with the same bank that provided the revolving line of credit. On February 26, 2001, the company borrowed $92,000 under this facility. On that same day, the advance line feature of this loan converted to a fixed facility requiring monthly payments over a 36 month period at the bank's prime rate plus 1.5%.

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT--The following table summarizes the Company's contractual obligations and commercial commitments as of March 31, 2002 and the effect they are expected to have on its liquidity and capital resources:

Contractual                                                  Less than                         After
Obligations                                   Total           1 Year         1-3 Years        3 Years
----------------------------------------   -------------   -------------   -------------   -------------
Revolving line of credit                   $     190,000   $     190,000   $          --   $          --
Other credit facilities                           69,305          41,194          28,111              --
Capital lease obligations                        414,788         199,024         187,218          28,546
Non-cancelable operating leases                1,340,984         211,884         492,963         636,137
                                           -------------   -------------   -------------   -------------
Total contractual obligations              $   2,015,077   $     642,102   $     708,292   $     664,683
                                           =============   =============   =============   =============
Other commercial commitments:
Revolving line of credit availability      $     273,627   $     273,627   $          --   $          --
                                           =============   =============   =============   =============


         MATERIAL COMMITMENTS. The Company currently has no outstanding material commitments.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 29, 2000 Joel S. Kanter sued the Company in U.S. District Court for the Southern District of Texas, Houston Division. The Company entered into a letter of intent with the "Kanter Group" in 1999 providing for Mr. Kanter to conduct, or invest in, a proposed $1,320,000 private offering of Company stock. The transaction was not completed by the time specified in the letter of intent (on or before November 1, 1999) and Mr. Kanter and the Company continued to work on the offering for a time thereafter. Mr. Kanter alleges the Company did not allow him to complete the offering and seeks damages for the breach of the letter of intent and for reliance damages for his expenses following expiration of the letter of intent. The Company's position is that there was no binding agreement, that the letter of intent, by its own terms, prevents Kanter from recovering and that Kanter imposed material conditions to the completion of the transaction which were not set forth in the letter of intent. The litigation has finished its initial stages of discovery and the Company has filed a motion for summary judgment. The Company intends to vigorously defend the lawsuit and Management believes that it is without merit.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ending March 31, 2002.

Index of Exhibits

         2.1(1) The Agreement of Merger of November 18, 1994, between Lark Technologies, Inc. and Lark Sequencing Technologies, Inc. providing for the merger of Lark Sequencing Technologies, Inc. into the Company.

         3.1(1)   Bylaws of Lark Technologies, Inc., as amended.

         3.2(1) The Certificate of Incorporation of Lark Technologies, Inc., as amended.

         4.1(2) Lark Technologies, Inc. 2000 Stock Option Plan adopted by the Company.


(1) Incorporated by reference from the Company's Registration Statement on Form S-4 dated August 14, 1995, Commission File No. 33-90424. The exhibit numbering system used in Form S-4 differed from that used in this Form 10-QSB (8a, 2d, 2c, 6b, 6c, 6d-1, and 6f, respectively).

(2) Incorporated by reference from the Company's Registration Statement on Form S-8 dated September 21, 2000, Commission File No. 333-46280.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Lark Technologies, Inc.
                                             (Registrant)



Date May 13, 2002                      /s/ Carl Balezentis
-----------------                      -----------------------------------------
                                                  Carl Balezentis
                                         President and Chief Executive Officer