Form 10QSB
period 2002-06-30
LARK TECHNOLOGIES INC
filed 2002-08-12
CIK 942134

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2002, there were 3,579,398 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]


================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2002.



                                                                                             Page
                                                                                             ----
Part I   Financial Information (unaudited)

       Item 1.    Financial Statements

                      Balance Sheet........................................................  1

                      Statements of Operations.............................................  2

                      Statements of Cash Flows.............................................  3

                      Notes to Financial Statements........................................  4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  ..........................  7

Part II  Other Information................................................................. 10

       Item 1.    Legal Proceedings........................................................ 10

       Item 2.    Changes in Securities.................................................... 10

       Item 3.    Defaults Upon Senior Securities.......................................... 10

       Item 4.    Submission of Matters to a Vote of Security Holders   ................... 10

       Item 5.    Other Information........................................................ 10

       Item 6.    Exhibits and Reports on Form 8-K......................................... 11

Signatures................................................................................. 12

Exhibit 4.2.

Exhibit 99.1.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                                   June 30, 2002
                                                                                   -------------
                                                                                    (Unaudited)
ASSETS
Current assets:
               Cash and cash equivalents                                           $     379,983
               Accounts receivable (net)                                           $   1,228,115
               Due from related parties                                            $       9,064
               Work-in-process                                                     $       8,887
               Prepaid expenses                                                    $      68,481
                                                                                   -------------
Total current assets                                                               $   1,694,530

Property and equipment, net                                                            1,057,066
Other assets, net                                                                         13,641
                                                                                   -------------
Total assets                                                                       $   2,765,237
                                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                                                    $     212,427
               Notes payable                                                       $      30,667
               Capital lease obligations-current portion                           $     188,108
               Accrued expenses                                                    $     159,466
               Customer deposits                                                   $     363,731
                                                                                   -------------
Total current liabilities                                                          $     954,399

Note payable-long term portion                                                            20,444
Capital lease obligations-long term portion                                              178,199
Deferred rent expense                                                                     32,526
                                                                                   -------------
Total Liabilities:                                                                     1,185,568

Stockholders' equity
               Preferred stock, $0.001 par value:
                    Authorized shares - 2,000,000
                    None issued and outstanding
               Common stock, $0.001 par value:
                    Authorized shares - 8,000,000
                    Issued shares:3,583,898 and outstanding shares:3,579,398               3,584
               Additional paid-in capital                                              2,685,905
               Treasury Stock at cost                                                     (4,945)
               Accumulated comprehensive loss                                             (5,994)
               Accumulated deficit                                                    (1,098,881)
                                                                                   -------------
Total stockholders' equity                                                             1,579,669
                                                                                   -------------
Total liabilities and stockholders' equity                                             2,765,237
                                                                                   =============



See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS



                                                    Three months Ended June 30,          Six months Ended June 30,
                                                  ------------------------------      ------------------------------
                                                      2001              2002              2001              2002
                                                  ------------      ------------      ------------      ------------
                                                            (Unaudited)                         (Unaudited)
Revenue:
          Laboratory Services                     $  1,859,917      $  1,911,066      $  3,079,792      $  3,392,065

Costs and expenses:
          Costs of services                          1,343,874           914,606         2,311,482      $  1,785,735
          Sales, general and administrative            506,709           585,775         1,072,072      $  1,050,021
                                                  ------------      ------------      ------------      ------------
Total costs and expenses                             1,850,583         1,500,381         3,383,554      $  2,835,756
                                                  ------------      ------------      ------------      ------------
Operating income (loss)                                  9,334           410,685          (303,762)     $    556,309

Other income and (expense):
          Interest income                                5,549             1,208            14,396             2,740
          Forfeited deposit                            125,323           125,323
          Interest expense                             (14,505)          (14,399)          (28,770)          (33,329)
                                                  ------------      ------------      ------------      ------------
Total other income (expense)                           116,367           (13,191)          110,949           (30,589)
                                                  ------------      ------------      ------------      ------------
Income before income taxes                             125,701           397,494          (192,813)          525,720

Provision for income taxes                                   0                 0                 0            32,000
                                                  ------------      ------------      ------------      ------------
Net income                                        $    125,701      $    397,494      $   (192,813)     $    493,720
                                                  ============      ============      ============      ============

Basic income (loss) per common share                      0.04              0.11             (0.05)             0.14
Diluted income (loss) per common share                    0.03              0.11             (0.05)             0.14



See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    Six Months ended June 30,
                                                                 ------------------------------
                                                                     2001              2002
                                                                 ------------      ------------
                                                                           (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                    (192,813)          493,720
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities
               Depreciation and amortization                          209,055           217,299
               Provision for bad debts                                  9,574            10,630
               Changes in operating assets and liabilities:
                    Accounts receivable                              (160,615)         (137,376)
                    Work-in-process and finished goods                193,420            75,952
                    Prepaid expenses                                   39,436            10,601
                    Due to/from related parties                         3,517           (14,933)
                    Accounts payable                                  (26,546)         (136,557)
                    Accrued expenses                                  118,800            11,760
                    Deferred rent                                          --             4,662
                    Deposits                                         (548,920)            7,572
                                                                 ------------      ------------
Net cash provided by (used in) operating activities                  (355,092)          543,330

INVESTING ACTIVITIES
Purchases of property and equipment                                   (75,940)         (127,853)
                                                                 ------------      ------------
Net cash used in investing activities                                 (75,940)         (127,853)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                92,000                --
Principal payments on notes payable                                   (63,361)         (369,818)
Principal payments on capital leases                                  (45,993)          (95,561)
Proceeds from exercised stock options                                     730            15,625
                                                                 ------------      ------------
Net cash provided by financing activities                             (16,624)         (449,754)
Effect of currency translation on cash                                     --                18
                                                                 ------------      ------------
Net decrease in cash and cash equivalents                            (447,656)          (34,259)
Cash and cash equivalents at beginning of period                      993,324           414,242
                                                                 ------------      ------------
Cash and cash equivalents at end of period                            545,668           379,983
                                                                 ============      ============


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

Recently Issued Accounting Standards

            In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company adopted this standard in the quarter ended March 31, 2002. The adoption had no impact on the Company's financial position or results of operations.

3. INVENTORY

         Work in process inventory includes the direct and indirect costs associated with projects that were started but not yet completed at June 30, 2002. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project, up to the point of measurement, such as the end of an accounting period. At June 30, 2002, work in process inventory was $8,887.

4. NOTES PAYABLE

         On February 28, 2002, the Company renewed its revolving line of credit and extended the maturity to December 31, 2002. Under the terms of its revolving line, the Company may borrow up to $600,000 at the bank's prime rate plus 1.5% (6.25% at June 30, 2002). The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On June 30, 2002 the Company had no outstanding balance under this line. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. As of June 30, 2002, the Company was in compliance with these required financial ratios.

         During January 2001, the company arranged an advance term loan facility to finance the purchase of various pieces of lab equipment with the same bank that provided the revolving line of credit. On February 26, 2001 the company borrowed $92,000 under this facility. On that same day, the advance line feature of this loan converted to a fixed facility requiring monthly payments over a 36 month period at the bank's prime rate plus 1.5% (6.25% at June 30, 2002). As of June 30, 2002, a balance of $51,111 remained on this loan.

5. EARNINGS PER SHARE

                  The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                   For the three months ending       For the six months ending
                                                             June 30,                         June 30,
                                                      2001              2002           2001            2002
                                                   ---------         ---------       ---------       ---------
Weighted average common shares outstanding:        3,516,895         3,546,706       3,516,680       3,531,884
Dilutive securities - employee stock options:         93,912            70,775         106,784          80,071
                                                   ---------         ---------       ---------       ---------
Weighted average common shares outstanding
 Assuming full dilution:                           3,610,807         3,617,481       3,623,464       3,611,955
                                                   =========         =========       =========       =========


         Options to purchase 455,440 shares of common stock were outstanding during 2001 but were not included in the computation of diluted earnings per share because the effect would be antidilutive. No options were excluded from the 2002 calculation.

6. COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal proceedings that have arisen in the ordinary course of business. In the opinion of management, based on consultations with counsel and a review of the facts, the ultimate liability to the Company will not have a material effect on the financial position of the Company.

Stock Options and Warrants

         During the quarter three sets of warrants were exercised and 62,500 shares of common stock were issued. In addition the remaining 12,500 outstanding warrants expired as of June 30, 2002.

         On May 29, 2002, the Board of Directors adopted the Lark Technologies, Inc. 2002 Stock Option Plan ("2002 Plan") covering 1,000,000 shares of its Common Stock. Subsequently, it was determined that the Company's 2000 Stock Option Plan ("2000 Plan") had expired by its terms on May 10, 2001, and that approximately 866,440 options granted under the 2000 Plan had either expired effective that day or were void. On July 16, 2002, the Board authorized the issuance of 95,000 non-qualified stock options to employees who held options under the 2000 Plan on the same terms under the 2002 Plan and the issuance of 769,444 non-qualified options to directors. Also, effective July 16, 2002, the number of shares covered by the 2002 Plan was increased to 2,000,000. Certain of the issuances under the 2002 Plan were at exercise prices that were less than fair market value and will result in approximately $6,000 of deferred compensation expenses to be recorded in the third quarter. The deferred compensation expense will be amortized into compensation expense over the vesting period of four years. The 2002

Plan provides for the granting of non-qualified stock options without the approval of the Company's stockholders. In order to grant qualified stock options, the 2002 Plan must be approved by the Company's stockholders within one year of the effective date of the 2002 Plan. The 2002 Plan is expected to be voted upon at the Company's annual stockholders' meeting on August 30, 2002.

Leases

         The Company leases certain real estate for its corporate office in Houston, Texas and branch office in the United Kingdom, as well as certain equipment under non-cancelable lease agreements, which expire at various dates. In late January 2000, the Company moved into its new corporate headquarters and lab facility. This new facility provides the Company with approximately 15,000 square feet for a period of 10 years. Total rent expense for all operating leases for the quarter ended June 30, 2001 and 2002 was $65,099 and $98,535, respectively.

         Future minimum payments under these operating leases are as follows:


         2002                                          $   133,013
         2003                                              169,463
         2004                                              161,825
         2005                                              169,314
         2006                                              168,830
         Thereafter                                        467,307
                                                       -----------
                                                       $ 1,269,752


         The gross amount of assets recorded under capital leases at June 30, 2002 was $654,089. The related accumulated amortization was $157,330 at June 30, 2002. Under the terms of the capital leases, the Company is obligated to make payments as set forth in the table below and, subject to certain conditions, may purchase the equipment at the end of the lease for a nominal amount.

         Future minimum payments under these capital leases are as follows:

             2002                                      $   117,966
             2003                                          188,536
             2004                                           79,835
             2005                                           20,150
             2006                                            8,396
                                                       -----------
                                                       $   414,883

         Less interest portion of payments                  48,576

         Net present value of lease payments               366,307

         Less current portion                              188,108
                                                       -----------
         Capital lease obligation less current portion $   178,199
                                                       ===========

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

RESULTS OF OPERATIONS

         GROSS REVENUES. Gross revenues increased 3% from $1,859,917 to $1,911,066 for the three-month periods ended June 30, 2001 and 2002, respectively. Gross revenues increased 10% from $3,079,792 to $3,392,065 for the six-month periods ended June 30, 2001 and 2002 respectively. The increase in revenues for the quarter was the result of increased sales of our core sequencing services.

         COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services decreased 32% from $1,343,874 to $914,606 for the three-month periods ended June 30, 2001 and 2002, respectively. Costs of services decreased 23% from $2,311,482 to $1,785,735 for the six-month periods ended June 30, 2001 and 2002, respectively. The decrease for the quarter was a result of our continued focus on cost containment and increasing efficiencies. Costs of services as a percentage of revenue were 72% and 44% for the three-month periods ending June 30, 2001 and 2002 respectively and 75% and 53% for the six-month periods ended June 30, 2001 and 2002, respectively.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 16% from $506,709 to $585,775 for the three-month periods ended June 30, 2001 and 2002, respectively. The increase resulted mainly from recruiting and relocation expenses associate with hiring a new territory representative and the Senior Vice President of Operations. Sales, general and administrative expenses decreased 2% from $1,072,072 to $1,050,021 for the six-month period ended June 30, 2001 and 2002, respectively. Sales, general and administrative expenses as a percentage of revenue were 27% and 31% for the three-month and 35% and 31% for the six-month periods ended June 30, 2001 and 2002, respectively.

         VARIABILITY OF FUTURE OPERATING RESULTS The growth in quarterly revenues was largely attributable to increased sales in sequencing services. Although the Company expects higher and less variable revenue streams resulting from the implementation of our business strategies, the ultimate success of these changes cannot be reasonably predicted.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was ($355,092) and $543,330 for the six-month periods ended June 30, 2001 and 2002, respectively. The positive operating cash flow for the period ending June 30, 2002 occurred mainly as a result of net income of $493,720, offset by the use of significant customer deposits against invoices billed during the quarter.

         On February 28, 2002, the Company renewed its revolving loan facility through December 31, 2002, and may continue to borrow up to $600,000 under the terms of the credit line. As of June 30, 2002, there were no amounts outstanding on this line and the Company was in compliance with all of the required financial ratios for this facility.

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

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT--The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2002 and the effect they are expected to have on its liquidity and capital resources:

Contractual                                                     Less than                         After
Obligations                                       Total          1 Year         1-3 Years        3 Years
-----------                                    -----------     -----------     -----------     -----------
Revolving line of credit                       $        --     $        --     $        --     $        --
Other credit facilities                             51,111          30,667          20,444              --
Capital lease obligations                          366,307         188,108         158,048          18,471
Non-cancelable operating leases                  1,269,752         221,564         327,395         720,793
                                               -----------     -----------     -----------     -----------
Total contractual obligations                  $ 1,687,170     $   440,339     $   505,887     $   739,264
                                               ===========     ===========     ===========     ===========
Other commercial commitments:
Revolving line of credit availability          $   600,000     $   600,000     $        --     $        --
                                               ===========     ===========     ===========     ===========

         MATERIAL COMMITMENTS. The Company currently has no outstanding material commitments.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 29, 2000 Joel S. Kanter sued the Company in U.S. District Court for the Southern District of Texas, Houston Division. The Company entered into a letter of intent with the "Kanter Group" in 1999 providing for Mr. Kanter to conduct, or invest in, a proposed $1,320,000 private offering of Company stock. The transaction was not completed by the time specified in the letter of intent (on or before November 1, 1999) and Mr. Kanter and the Company continued to work on the offering for a time thereafter. Mr. Kanter alleges the Company did not allow him to complete the offering and seeks damages for the breach of the letter of intent and for reliance damages for his expenses following expiration of the letter of intent. The Company's position is that there was no binding agreement, that the letter of intent, by its own terms, prevents Kanter from recovering and that Kanter imposed material conditions to the completion of the transaction which were not set forth in the letter of intent. The litigation has finished its initial stages of discovery and the Company has filed a motion for summary judgment and is awaiting the court's ruling. The Company intends to vigorously defend the lawsuit and Management believes that it is without merit.

ITEM 2.  CHANGES IN SECURITIES

         In the second quarter of 2002, the Company issued the following number of shares of its Common Stock on the dates and to the parties indicated below, all pursuant to the exercise of outstanding warrants:

         Date     Shareholder                                   No. of Shares
         ----     -----------                                   -------------
         4/20/02  David Lawson                                      25,000
         5/10/02  BCM Technologies                                  12,500
         6/18/02  Peter Boatright                                   25,000

No underwriter was used in the sale. The aggregate proceeds from the warrant exercise were $15,625, representing an exercise price of $.25 per share for the warrants issued on July 13, 1999.

            The sale of the warrants (and the underlying rights to shares of Common Stock) was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving any public offering. The issuance of shares of Common Stock upon the exercise of those warrants was exempt from those requirements pursuant to Section 3(a)(9) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ending June 30, 2002.

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

         3.1(1)   Bylaws of Lark Technologies, Inc., as amended.

         3.2(1) The Certificate of Incorporation of Lark Technologies, Inc., as amended.

         4.1(2) Lark Technologies, Inc. 2000 Stock Option Plan adopted by the Company.

         4.2 Lark Technologies, Inc. 2002 Stock Option Plan adopted by the Company.

         99.1     Officer's Certification of Financial Statements.


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



                                           Lark Technologies, Inc.
                                                 (Registrant)



Date August 8, 2002                                /s/ Carl Balezentis
-------------------                        -------------------------------------
                                                      Carl Balezentis
                                           President and Chief Executive Officer

                               INDEX OF EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

3.1(1)         Bylaws of Lark Technologies, Inc., as amended.

3.2(1) The Certificate of Incorporation of Lark Technologies, Inc., as amended.

4.1(2)         Lark Technologies, Inc. 2000 Stock Option Plan adopted by the
               Company.

4.2            Lark Technologies, Inc. 2002 Stock Option Plan adopted by the
               Company.

99.1           Officer's Certification of Financial Statements.


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