Form 10QSB
period 2002-09-30
LARK TECHNOLOGIES INC
filed 2002-11-06
CIK 942134

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

As of September 30, 2002, there were 3,578,867 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002.


Part I   Financial Information (unaudited)

                                                                                             Page
                                                                                             ----
       Item 1.    Financial Statements

                      Balance Sheet.......................................................... 1

                      Statements of Operations............................................... 2

                      Statements of Cash Flows............................................... 3

                      Notes to Financial Statements.......................................... 4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................. 7

Part II  Other Information................................................................... 10

       Item 1.    Legal Proceedings.......................................................... 10

       Item 2.    Changes in Securities...................................................... 10

       Item 3.    Defaults upon Senior Securities............................................ 10

       Item 4.    Submission of Matters to a Vote of Security Holders........................ 10

       Item 5.    Other Information.......................................................... 11

       Item 6.    Exhibits and Reports on Form 8-K........................................... 11

Signatures................................................................................... 12

Certifications............................................................................... 13

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                                         September 30, 2002
                                                                                       ----------------------
                                                                                            (Unaudited)
ASSETS
Current assets
               Cash and cash equivalents                                                             $549,591
               Accounts receivable (net)                                                           $1,092,533
               Due from related parties                                                               $34,175
               Raw Materials                                                                          $43,128
               Work-in-process                                                                        $47,090
               Prepaid expenses                                                                      $182,022
                                                                                       ----------------------
Total current assets                                                                               $1,948,539

Property and equipment, net                                                                         1,937,902
Other assets, net                                                                                      13,641
                                                                                       ----------------------
Total assets                                                                                       $3,900,082
                                                                                       ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
               Accounts payable                                                                      $379,591
               Capital lease obligations-current portion                                             $434,127
               Accrued expenses                                                                      $157,061
               Customer deposits                                                                     $361,622
                                                                                       ----------------------
Total current liabilities                                                                          $1,332,401

Capital lease obligations-long term portion                                                           801,367
Deferred rent expense                                                                                  34,857
                                                                                       ----------------------
Total Liabilities                                                                                   2,168,625

Stockholders' equity
               Preferred stock, $0.001 par value
                    Authorized shares - 2,000,000
                    None issued and outstanding
               Common stock, $0.001 par value
                    Authorized shares - 8,000,000
                    Issued shares: 3,583,898 and outstanding shares: 3,578,867                          3,584
               Additional paid-in capital                                                           2,691,856
               Treasury stock at cost                                                                  (6,865)
               Deferred compensation                                                                   (5,950)
               Accumulated comprehensive loss                                                          (5,994)
               Accumulated deficit                                                                   (945,174)
                                                                                       ----------------------
Total stockholders' equity                                                                          1,731,457
                                                                                       ----------------------
Total liabilities and stockholders' equity                                                          3,900,082
                                                                                       ======================

See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS



                                                 Three months Ended September 30,              Nine months Ended September 30,
                                             ----------------------------------------      ---------------------------------------
                                                    2001                   2002                   2001                  2002
                                             -----------------      -----------------      -----------------     -----------------
                                                            (Unaudited)                                   (Unaudited)
Revenue:
        Laboratory services                         $1,279,563             $1,571,620             $4,359,355            $4,963,686

Costs and expenses:
        Costs of services                              792,652                814,781              3,104,135             2,600,517
        Sales, general and administrative              514,884                594,452              1,586,954             1,644,473
                                             -----------------      -----------------      -----------------     -----------------
Total costs and expenses                             1,307,536              1,409,233              4,691,089             4,244,990
                                             -----------------      -----------------      -----------------     -----------------
Operating income (loss)                                (27,973)               162,387               (331,734)              718,696

Other income and (expense):
        Interest expense                               (22,660)                (9,772)               (51,430)              (43,101)
        Interest income                                  3,288                  1,092                 17,684                 3,832
        Other income                                         0                      0                125,323                     0
                                             -----------------      -----------------      -----------------     -----------------
Total other income (expense)                           (19,372)                (8,680)                91,577               (39,269)
                                             -----------------      -----------------      -----------------     -----------------
Income (loss) before income taxes                      (47,345)               153,707               (240,157)              679,427

Provision for income taxes                                   0                      0                      0                32,000
                                             -----------------      -----------------      -----------------     -----------------
Net income (loss)                                     ($47,345)              $153,707              ($240,157)             $647,427
                                             =================      =================      =================     =================

Basic and diluted earnings (loss)
        per common share                                ($0.01)                 $0.04                 ($0.07)                $0.18
                                             =================      =================      =================     =================

See accompanying notes to the financial statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                             Nine months ended
                                                                               September 30,
                                                                    -----------------------------------
                                                                         2001                 2002
                                                                    --------------       --------------
                                                                                (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                        ($240,157)             647,427
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities
               Depreciation and amortization                               324,171              331,318
               Provision for bad debts                                      13,647               16,169
               Changes in operating assets and liabilities:
                    Accounts receivable                                    137,186               (7,333)
                    Inventory                                              138,562               (5,378)
                    Prepaid expenses                                        28,629              (51,873)
                    Due to/from related parties                            (20,245)             (40,044)
                    Accounts payable                                       (88,223)              30,607
                    Accrued expenses                                        66,582                9,355
                    Deferred rent                                                -                6,993
                    Deposits                                              (649,194)               5,462
                                                                    --------------       --------------
Net cash provided by (used in) operating activities                       (289,042)             942,703

INVESTING ACTIVITIES
Purchases of property and equipment                                        (83,315)            (208,252)
                                                                    --------------       --------------
Net cash used in investing activities                                      (83,315)            (208,252)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                     92,000                    -
Principal payments on notes payable                                       (106,054)            (420,929)
Principal payments on capital leases                                       (88,543)            (191,897)
Proceeds from exercised stock options                                          730               15,625
Cost to repurchase Treasury stock                                                -               (1,919)
                                                                    --------------       --------------
Net cash used by financing activities                                     (101,867)            (599,120)
Effect of currancy translation on cash                                           -                   18
                                                                    --------------       --------------
Net decrease in cash and cash equivalents                                 (474,224)             135,349
Cash and cash equivalents at beginning of period                           993,324              414,242
                                                                    --------------       --------------
Cash and cash equivalents at end of period                                 519,100              549,591
                                                                    ==============       ==============

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

3.       INVENTORY

         Raw materials inventory includes the direct costs of reagents associated with sequencing reactions. At September 30, 2002 raw materials inventory was $43,128.

         Work in process inventory includes the direct and indirect costs associated with projects that were started but not yet completed at September 30, 2002. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project, up to the point of measurement, such as the end of an accounting period. At September 30, 2002, work in process inventory was $47,090.

4.       NOTES PAYABLE

         On February 28, 2002, the Company renewed its revolving line of credit and extended the maturity to December 31, 2002. Under the terms of its revolving line, the Company may borrow up to $600,000 at the bank's prime rate plus 1.5%. The borrowing base of this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On September 30, 2002 the Company had no outstanding balance under this line. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. As of September 30, 2002, the Company was in compliance with these required financial ratios.

         During January 2001, the company arranged an advance term loan facility to finance the purchase of various pieces of lab equipment with the same bank that provided the revolving line of credit. On February 26, 2001 the company borrowed $92,000 under this facility. On that same day, the advance line feature of this loan converted to a fixed facility requiring monthly payments over a 36 month period at the bank's prime rate plus 1.5%. The Company paid off this facility during the quarter ended September 30, 2002.

5.       EARNINGS PER SHARE

         The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                 For the three months ending            For the nine months ending
                                                       September 30,                          September 30,
                                                    2001              2002                 2001              2002
                                                 ---------         ---------            ---------         ---------
Weighted average common shares outstanding:      3,516,895         3,579,224            3,516,752         3,547,838
Dilutive securities - employee stock options:       63,420            33,530              105,381            91,256
                                                 ---------         ---------            ---------         ---------
Weighted average common shares outstanding
 Assuming full dilution:                         3,580,315         3,612,754            3,622,583         3,639,094
                                                 =========         =========            =========         =========

         Options to purchase 454,440 and 668,440 shares of common stock were outstanding during 2001 and 2002 respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

6.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal proceedings that have arisen in the ordinary course of business. In the opinion of management, based on consultations with counsel and a review of the facts, the ultimate liability to the Company will not have a material effect on the financial position of the Company.

Stock Options

         On May 29, 2002, the Board of Directors adopted the Lark Technologies, Inc. 2002 Stock Option Plan ("2002 Plan") covering 1,000,000 shares of its Common Stock. Subsequently, it was determined that the Company's 2000 Stock Option Plan ("2000 Plan") had expired by its terms on May 10, 2001, and that approximately 866,440 options granted under the 2000 Plan had either expired effective that day or were void. On July 16, 2002, the Board authorized the issuance of 95,000 non-qualified stock options to employees who held options under the 2000 Plan on the same terms under the 2002 Plan, and the issuance of 769,444 non-qualified options to directors. Also, effective July 16, 2002, the number of shares covered by the 2002 Plan was increased to 2,000,000. Certain of the issuances under the 2002 Plan were at exercise prices that were less than fair market value and resulted in approximately $6,000 of deferred compensation in the current quarter. The deferred compensation expense will be amortized into compensation expense over the vesting period of approximately four years. The 2002 Plan provides for the granting of non-qualified stock options without the approval of the Company's stockholders. To grant qualified stock options, the 2002 Plan required approval by the Company's stockholders within one year of the effective date of the 2002 Plan. The 2002 Plan was voted upon and approved at the Company's annual stockholders' meeting on August 30, 2002.

Operating Leases

         The Company leases certain real estate for its corporate office in Houston, Texas and branch office in the United Kingdom, as well as certain equipment under non-cancelable lease agreements, which expire at various dates. In late January 2000, the Company moved into its new corporate headquarters and lab facility. This new facility provides the Company with approximately 15,000 square feet for a period of 10 years. Total rent expense for all operating leases for the quarter ended September 30, 2001 and 2002 was $55,749 and $98,176, respectively.

         Future minimum payments under these operating leases are as follows:

                  2002                                       $   67,320
                  2003                                          177,188
                  2004                                          161,825
                  2005                                          169,313
                  2006                                          155,769
                  Thereafter                                    467,307
                                                             ----------
                                                             $1,198,722
                                                             ==========

Capital Leases

         On September 20, 2002, the Company entered into a capital lease for the purchase of a new automated DNA sequencer for the UK lab. Under the terms of the 36 months lease, the Company may purchase this equipment for a nominal amount at the end of the lease.

         On September 27, 2002, the Company entered into a capital lease for the purchase of two new automated DNA sequencers for the US lab. Under the terms of the 36 months lease, the Company may purchase this equipment for a price below fair market value at the end of the lease.

         The gross amount of assets recorded under capital leases at September 30, 2002 was $1,480,449. The related accumulated amortization was $137,043 at September 30, 2002. Under the terms of the capital leases, the Company is obligated to make payments as set forth in the table below and, subject to certain conditions, may purchase the equipment at the end of the lease for a nominal amount.

         Future minimum payments under these capital leases are as follows:

                  2002                                       $  129,412
                  2003                                          509,363
                  2004                                          415,770
                  2005                                          308,391
                  2006                                            8,396
                                                             ----------
                                                             $1,371,332

         Less interest portion of payments                      135,838

         Net present value of lease payments                  1,235,494

         Less current portion                                   434,127
                                                             ----------
         Capital lease obligation less current portion       $  801,367
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

RESULTS OF OPERATIONS

         GROSS REVENUES. Gross revenues increased 23% from $1,279,563 to $1,571,620 for the three-month periods ended September 30, 2001 and 2002, respectively. Gross revenues increased 14% from $4,359,355 to $4,963,686 for the nine-month periods ended September 30, 2001 and 2002 respectively. The increase in revenues for the quarter was the result of increased sales of our core sequencing and genetic stability testing services.

         COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 3% from $792,652 to $814,781 for the three-month periods ended September 30, 2001 and 2002, respectively. Costs of services decreased 16% from $3,104,135 to $2,600,517 for the nine-month periods ended September 30, 2001 and 2002, respectively. The decrease for the quarter was a result of our continued focus on cost containment and increasing efficiencies. Costs of services as a percentage of revenue were 62% and 52% for the three-month periods ending September 30, 2001 and 2002 respectively and 71% and 52% for the nine-month periods ended September 30, 2001 and 2002, respectively.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 15% from $514,884 to $594,452 for the three-month periods ended September 30, 2001 and 2002, respectively. The increase resulted mainly from recruiting and relocation expenses associated with hiring new territory representatives. Sales, general and administrative expenses increased 4% from $1,586,954 to $1,644,473 for the nine-month period ended September 30, 2001 and 2002, respectively. Sales, general and administrative expenses as a percentage of revenue were 40% and 38% for the three-month and 36% and 33% for the nine-month periods ended September 30, 2001 and 2002, respectively.

         VARIABILITY OF FUTURE OPERATING RESULTS. The growth in quarterly revenues was largely attributable to increased sales in sequencing services. Although the Company expects higher and less variable revenue streams resulting from the implementation of our business strategies, the ultimate success of these changes cannot be reasonably predicted.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was ($289,042) and $942,703 for the nine-month periods ended September 30, 2001 and 2002, respectively. The positive operating cash flow for the period ending September 30, 2002 occurred mainly as a result of net income of $647,427.

         On February 28, 2002, the Company renewed its revolving loan facility through December 31, 2002, and may continue to borrow up to $600,000 under the terms of the credit line. As of September 30, 2002, there were no amounts outstanding on this line and the Company was in compliance with all of the required financial ratios for this facility.

         During January 2001, the company arranged an advance term loan facility to finance the purchase of various pieces of lab equipment with the same bank that provided the revolving line of credit. On February 26, 2001, the company borrowed $92,000 under this facility. On that same day, the advance line feature of this loan converted to a fixed facility requiring monthly payments over a 36 month period at the bank's prime rate plus 1.5%. As of September 30, 2002, the Company has repaid this loan early.

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT--The following table summarizes the Company's contractual obligations and commercial commitments as of September 30, 2002 and the effect they are expected to have on its liquidity and capital resources:

Contractual                                                      Less than                              After
Obligations                                      Total             1 Year          1-3 Years           3 Years
---------------------------------------      -------------     -------------    ---------------     -------------
Revolving line of credit                     $           -     $           -    $             -     $           -
Other credit facilities                                  -                 -                  -                 -
Capital lease obligations                        1,371,332           511,434            846,464            13,434
Non-cancelable operating leases                  1,198,722           204,051            286,938           707,733
                                             -------------     -------------    ---------------     -------------
Total contractual obligations                $   2,570,054     $     715,485    $     1,133,402     $     721,167
                                             =============     =============    ===============     =============
Other commercial commitments:
Revolving line of credit availability        $     583,277     $     583,277    $             -     $           -
                                             =============     =============    ===============     =============

         MATERIAL COMMITMENTS. The Company currently has no outstanding material commitments.

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 29, 2000 Joel S. Kanter sued the Company in U.S. District Court for the Southern District of Texas, Houston Division. The Company entered into a letter of intent with the "Kanter Group" in 1999 providing for Mr. Kanter to conduct, or invest in, a proposed $1,320,000 private offering of Company stock. The transaction was not completed by the time specified in the letter of intent (on or before November 1, 1999) and Mr. Kanter and the Company continued to work on the offering for a time thereafter. Mr. Kanter alleges the Company did not allow him to complete the offering and seeks damages for the breach of the letter of intent and for reliance damages for his expenses following expiration of the letter of intent. The Company's position is that there was no binding agreement, that the letter of intent, by its own terms, prevents Kanter from recovering and that Kanter imposed material conditions to the completion of the transaction which were not set forth in the letter of intent. The Company filed a motion for summary judgment in the case, which the court granted and based upon which the court entered a final judgment on September 16, 2002 dismissing all of Kanter's claims. Kanter has filed an appeal of that ruling to the United States Court of Appeals for the Fifth Circuit. The Company intends to vigorously defend the appeal and Management believes that it is without merit.

ITEM 2.  CHANGES IN SECURITIES

         In the third quarter of 2002, the Company repurchased the following number of shares of its Common Stock on the dates indicated below, all pursuant to the tender offer to purchase odd lot shares of outstanding Company common stock:

          Date       Shareholder                                   No. of Shares
         -------     -----------                                   -------------
         8/20/02     25 odd lots                                        -268
         9/11/02     13 odd lots                                        -263

No underwriter was used in the repurchase. The aggregate price paid for the odd lots was $1,919, representing an average price of $3.61 per share for the common stock repurchased in the third quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of Lark Technologies, Inc. held on August 30, 2002, the shareholders elected the directors named, and approved the matters described, in the proxy statement for the meeting. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter voted on at the meeting and each nominee for office were as follows:

         Matter Voted On:                                              WITHHELD OR            ABSTAIN AND
                                                        FOR              AGAINST               NON-VOTES
                                                        ---              -------               ---------
         1.  Election of directors:
                  George M. Britton                  3,122,570             1,414                 214,698
                  David A. Lawson                    3,122,580             1,404                 214,698
                  E.J. (Jere) Pederson               3,122,580             1,404                 214,698
                  Carl W. Balezentis, Ph.D.          3,122,532           102,904                 113,246

         Matter Voted On:                                              WITHHELD OR            ABSTAIN AND
                                                        FOR              AGAINST               NON-VOTES
                                                        ---              -------               ---------
         2.  Approval of Lark Technologies,
             Inc. 2002 Stock Option Plan.            1,482,810           428,859               1,427,013

         3.  Ratification of Ernst &Young LLP
             as Company's independent public
             accountants.                            3,246,197             3,888                  88,597

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ending September 30, 2002.

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

           4.2(3) Lark Technologies, Inc. 2002 Stock Option Plan adopted by the Company.


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

(2) Incorporated by reference from the Company's Registration Statement on Form S-8 dated September 21, 2000, Commission File No. 333-46280.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ending June 30, 2002 filed August 8, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Lark Technologies, Inc.
                                                (Registrant)



Date November 5, 2002                             /s/ Carl Balezentis
---------------------                      -------------------------------------
                                                      Carl Balezentis
                                           President and Chief Executive Officer

CERTIFICATION

I, Carl W. Balezentis, certify that:

I have reviewed this quarterly report on Form 10-QSB of Lark Technologies, Inc.;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date November 5, 2002                             /s/ Carl W. Balezentis
---------------------                      -------------------------------------
                                                      Carl W. Balezentis
                                           President and Chief Executive Officer

CERTIFICATION

I, Jon H. Luksich, certify that:

I have reviewed this quarterly report on Form 10-QSB of Lark Technologies, Inc.;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date November 5, 2002                           /s/ Jon H. Luksich
---------------------                 ------------------------------------------
                                                    Jon H. Luksich
                                      Controller and principal financial officer