Form 10KSB
period 2002-12-31
LARK TECHNOLOGIES INC
filed 2003-03-31
CIK 942134

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                  For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ending December 31, 2002 were $6,692,305.

The aggregate market value of the voting stock held by non-affiliates is $4,557,310 based on a closing price of $1.91 on March 21, 2003

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

As of March 21, 2003, there were 3,645,920 shares of Common Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None
Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No  [X]
================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

Part I                                                                                           Page
                                                                                                 ----
     Item 1.      Description of Business.......................................................   1

     Item 2.      Properties....................................................................   7

     Item 3.      Legal Proceedings.............................................................   7

     Item 4.      Submission of Matters to a Vote of Security Holders...........................   7

Part II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........   7

     Item 6.      Management's Discussion and Analysis..........................................   8

     Item 7.      Financial Statements..........................................................  11

                           Balance Sheet .......................................................  13

                           Statements of Operations ............................................  14

                           Statements of Cash Flows ............................................  16

                           Notes to Financial Statements .......................................  18

     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures..........................................  27

Part III

     Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.............................  27

     Item 10.     Executive Compensation........................................................  29

     Item 11.     Security Ownership of Certain Beneficial Owners and Management................  30

     Item 12.     Certain Relationships and Related Transactions................................  32

     Item 13.     Exhibits and Reports on Form 8-K..............................................  32

     Item 14.     Controls and Procedures.......................................................  33

Signatures......................................................................................  34

Certifications .................................................................................  35

                                     PART I

         FORWARD LOOKING INFORMATION. This Annual Report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "plan", "anticipate", "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated projected or expected.

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

The Company's principal executive offices are located at 9441 W. Sam Houston Pkwy. South, Suite 103, Houston, Texas 77099. The Company's telephone number at that address is (713) 779-3663 and the Company's website address is http://www.lark.com . The Company's stock is traded on the OTC Bulletin Board under the symbol LDNA. Periodic SEC filings, including the Company's annual reports on form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Securities and Exchange Act of 1934 are available through the Company's web site free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

         BUSINESS STRATEGY. The Company plans to expand its leadership position as a high quality molecular biology Contract Research Organization ("CRO") on a global basis by:

     o   refining sales efforts to target new customers
     o developing its current customer base and leveraging high level of repeat business
     o expanding into continental Europe by focusing its sales efforts on countries outside of the UK
     o growing existing molecular biology service business to support the high growth genomics industry
     o applying molecular biology expertise to new and expanding market opportunities
     o updating instrumentation and automation capabilities to compete with other state of the art CROs

REFINING SALES EFFORTS TO TARGET NEW CUSTOMERS

Lark has always relied heavily on its existing relationships to fuel its growth and provide direction for the development of new services. The sales team has been focused on, and rewarded by, maintaining existing relationships. The continued approach of focusing the sales team's efforts on securing new accounts and expanding the level of business within existing large accounts is a necessity and will provide opportunities to significantly increase revenue.

EXPLOITING CURRENT CUSTOMER BASE AND LEVERAGE HIGH LEVEL OF REPEAT BUSINESS

The Company has significant relationships with a number of leading biotechnology companies and has served 18 of the 20 largest pharmaceutical companies. Worldwide, the Company has also attained greater than an 80% repeat business while growing at an annual compounded growth rate of greater than 14% since 1998. Lark will continue to capitalize on its commercial relationships through its direct sales force. Often smaller service contracts lead to larger follow-on work once Lark has demonstrated its ability to provide high quality data in an agreed upon timeframe to a new customer.

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

EXPANDING INTO CONTINENTAL EUROPE BY FOCUSING ITS SALES EFFORTS ON COUNTRIES OUTSIDE OF THE UK

In June 1998, the Company completed a unique service operation on behalf of Pfizer Ltd. at its facility in Sandwich, England. Following this initial collaboration Lark moved its operations offsite and established a sequencing laboratory and sales office in Saffron-Walden, just outside of Cambridge, UK. Lark used its existing client relationship to catapult into the European market. Lark has been extremely successful in securing and maintaining new business in the UK, but relatively unsuccessful in expanding into continental Europe. While the UK represents a significant percentage of the total European market there is still a tremendous opportunity to secure new business outside of the UK. The Company has recently expanded its highly competent sales team to continue to target key opportunities throughout Europe. The Company has identified a number of potential key accounts and is focusing on securing new business from these accounts, which should result in a significant opportunity for new business and revenue source.

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

         The Company has many attributes, which have enabled it to compete in this complex environment. The Company is recognized as a quality leader among contract molecular biology service providers and has operated under the direction of industry professionals for more than seven years. The Company's technical team follows standard operating procedures, which help to produce consistent, high quality results. Because services are performed in compliance with GLPs as specified by the FDA, Lark can undertake projects that support applications to the FDA. Finally, the Company provides a breadth of molecular biology services with flexible protocols to meet project specific objectives.

         The Company faces several types of competition. The first is individual researchers capable of performing the work themselves rather than contracting it out. A similar type of competition is that of the core lab, either in an academic setting or within a large company, which can provide services at a much-reduced rate due to subsidies of its overhead expenses. These first types of competition are difficult to overcome due to the perception of significantly lower costs. There are several smaller companies, which offer DNA sequencing, and/or related molecular biology services, which have not yet demonstrated the longevity, breadth of services or marketing ability that the Company has. Finally, new entrants in the genomics sequencing market have arisen. These companies typically focus on high throughput, high volume sequencing services, whereas Lark offers a wide breadth of custom sequencing services.

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

         CUSTOMERS. The Company provides services to researchers at a large number of public and private institutions and business entities. One single client represented more than 10% of the Company's business in 2002.

         PATENTS AND PROPRIETARY TECHNOLOGY. The Company actively seeks patent protection in the U.S. and in significant foreign countries for inventions and technologies for which it deems such protection commercially advisable. In connection with its senescence gene discovery program, the Company currently has licensed rights to one issued U.S. patent and shared ownership in another patent application. The Company believes that this patent protection is important to its senescence technology, but not essential to the overall success of the Company. The Company can make no assurances that these applications will be approved, that similar patents have not been or will not be issued, or that any patent issued to the Company will not be circumvented or infringed. In connection with its senescence gene discovery program, the Company is subject to certain performance and royalty arrangements as described in Note 8 of the financial statements.

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

         EMPLOYEES. As of December 31, 2002, the Company had a total of 45 full time employees of which 32 were based in the US and 13 were based in the UK. The Company believes that its employee relations are good, but can make no assurances that it will continue to be able to attract and retain qualified employees. The Company also has engaged the services of consultants when appropriate.

ITEM 2.  PROPERTIES

         The Company leases 15,544 square feet of office and laboratory space for its corporate headquarters in Houston, Texas pursuant to a lease, which expires December 31, 2009. The Company has the first right of refusal to lease approximately 10,000 contiguous additional square feet. The Company also leases office space for its European branch office in Saffron Walden, England pursuant to a lease which expires March 31, 2003. Future amounts due under the terms of these leases are detailed in Note 8 - "Commitments and Contingencies - Leases" of the financial statements. The Company carries commercial insurance, which it deems sufficient to cover loss of lab equipment or occupancy privileges.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company has been quoted on the OTC Bulletin Board system under the symbol LDNA since the fourth quarter of 1995. As reported by wallstreetcity.com historical quotes, the high and low bids for each quarter of 2001 and 2002 are shown in the following table. These bids reflect the price paid by the buyer, and do not include the commission withheld by the broker(s).

STOCK PRICES

                                                  2001                      2002
                                          ---------------------     ---------------------
                                             High       Low           High        Low
                                             ----       ---           ----        ---
  Quarter Ending March 31,                  $2.25      $1.25          $2.05      $0.96
  Quarter Ending June 30,                   $1.50      $0.87          $2.00      $1.24
  Quarter Ending September 30,              $0.95      $0.62          $1.59      $0.75
  Quarter Ending December 31,               $1.90      $0.67          $1.70      $1.01

         As of March 21, 2003, there were approximately 2,452 holders of record of the Common Stock.

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

Critical Accounting Policies and Estimates--The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. On an on-going basis, the Company evaluates these estimates, including those related to customer bad debts, estimated useful lives of property and equipment, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

         The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the financial statements:

Allowance for doubtful accounts--The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay for laboratory service fees. The Company generally requires a deposit of approximately 50% of the total anticipated billings prior to commencing work on larger laboratory service projects. Historically, the Company has not experienced significant bad debts and losses have been within management's estimates. However, if the financial condition of the Company's customers were to deteriorate rapidly, resulting in nonpayment, the Company could be required to provide additional allowances for doubtful accounts which would decrease net income in the period that this determination was made.

Property and equipment--Property and equipment relate primarily to laboratory equipment and computer equipment. These costs are depreciated or amortized over the estimated useful lives of the assets. If technology related to the laboratory equipment or computer equipment was to rapidly change, the estimated useful lives of existing equipment may be shortened. This would result in accelerating depreciation and amortization expense, which would decrease net income in the periods following such a determination. Additionally, the Company periodically evaluates the costs of property and equipment for impairment in accordance with Statement of Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets and Long-Lived Assets to be Disposed Of." If events or circumstances were to indicate that any of the long-lived assets might be impaired, the Company would be required to analyze the estimated undiscounted future cash flows from the applicable assets. If the carrying value of the asset were less than the undiscounted cash flows, the Company would be required to record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded fair value.

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

RESULTS OF OPERATIONS

         Revenues. Revenues increased 11% from $6,040,445 to $6,692,305 for the years ended December 31, 2001 and 2002, respectively. The growth came from increases in most product lines, including areas relating to genomic DNA sequencing, testing of industrially important cell lines and in assays relating to pre-clinical and clinical testing of new biopharmaceuticals, with the fastest growth occurring in the UK custom sequencing.

         Costs of Services. Costs of services consist primarily of labor and laboratory supplies. Costs of services decreased 8% from $3,966,882 to $3,662,096 for the years ended December 31, 2001 and 2002, respectively. The majority of the decrease in cost of services can be attributed to increased process efficiencies gained through instrumentation and automation. Decreases in costs included labor, equipment maintenance and repair, equipment rent, and depreciation. Costs of services as a percentage of revenue were 66% and 55% for the years ended December 31, 2001 and 2002, respectively.

         Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 5% from $2,102,467 to $2,209,890 for the years ended December 31, 2001 and 2002, respectively. The increase is mostly a result of increased sales personnel salaries both in the US and Europe. Sales, general and administrative expenses as a percentage of revenue were 35% and 33% for the years ended December 31, 2001 and 2002, respectively.

         Other Income(Expenses). Other income and (expense) consists primarily of interest income, interest expense and other income and was within management's expectations/estimates for the year ended December 31, 2002, decreasing 175% from $80,885 income to ($60,725) expense for the years ended December 31, 2001 and 2002, respectively. The income realized in 2001 was attributable to a contract cancellation deposit.

         Provision for Income Taxes. The Company recorded an income tax expense of $34,645 in 2002 and $14,410 in 2001. The effective tax rate was 5% for fiscal year 2002 and 28% for fiscal year 2001. The decrease in effective tax rate in 2002 is due to the fact that the Company is only paying franchise taxes and with the $687,378 increase in net income, the effective tax rate was lower in 2002 than in 2001. The Company does not have a sufficient history of profitability to benefit fully all its deferred tax assets at this time. The largest component of un-benefited deferred tax assets arises because depreciation expense for accounting purposes is substantially higher than tax depreciation expense. Until the Company has a more established history of profitability, it will not be sufficiently confident of receiving the full benefit of these future income tax deductions.

         As of December 31, 2002, the Company had net deferred tax assets of approximately $337,000. Net deferred tax assets primarily relate to revenue that has been recognized for income tax purposes but deferred for financial reporting purposes together with reserves and accruals that have been recognized for financial reporting purposes but not for income tax purposes. At December 31, 2002, the Company had federal net operating loss carry forwards of approximately $305,000. The net operating loss carry forwards will expire in 2020, if not utilized. The valuation allowance for deferred tax assets includes approximately $290,000 attributable to net operating losses. Utilization of the net operating loss and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization.

VARIABILITY OF FUTURE OPERATING RESULTS.

The growth in annual revenues was largely attributable to increased revenues in each quarter over respective quarters in 2002. Although the Company expects higher and less variable revenue streams resulting from the implementation of our business strategies, the ultimate success of these changes cannot be reasonably predicted.

In February of 2003 the Company executed a service contract which could result in a significant revenue stream for 2003 and ensuing years. However, the value and term of the contract will not be determined until the second half of 2003, if at all.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow used was ($300,393) and provided was $1,042,591 for the years ended December 31, 2001 and 2002, respectively. The operating cash flow was due largely to the increase in net income, accounts payable, and customer deposits in 2002 for projects both in the U.S. and the U.K.

         During 2002, cash used in investing activities was $272,500 for property and equipment additions in order to support the current and expected increase in revenues made possible by the addition of the new services and receipt of a large contract.

         The Company had no bank debt at December 31, 2002. The Company has a line of credit with its principal bank, which expires December 31, 2003. The line of credit provides for borrowing up to 80% of accounts receivable that are less than 90 days old and requires the Company to meet certain financial ratios. The Company was in compliance with those ratios at December 31, 2002. There is $492,795 available under the line as of December 31, 2002. See note 6 to the financial statements for further details concerning debt.

          Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through a combination of existing or proposed credit facilities and future operating results. The Company's planned operating growth will occur through a higher degree of automation made possible by equipment additions and upgrades.

Contractual Obligations and Commercial Commitment--The following table summarizes the Company's contractual obligations and commercial commitments as of December 31, 2002 and the effect they are expected to have on its liquidity and capital resources:

Contractual                                                      Less than                              After
Obligations                                      Total             1 Year           1-3 Years          3 Years
-----------------------------------------------------------------------------------------------------------------
Revolving line of credit                     $           -     $           -    $             -     $           -
Other credit facilities                                  -                 -                  -                 -
Capital lease obligations                        1,241,920           509,363            732,557                 -
Non-cancelable operating leases                  1,129,101           161,825            331,139           636,137
-----------------------------------------------------------------------------------------------------------------
Total contractual obligations                $   2,371,021     $     671,188    $     1,063,696     $     636,137
                                         ========================================================================
Other commercial commitments:
Revolving line of credit availability.       $     600,000     $     600,000    $             -     $           -
                                         ========================================================================

The company anticipates moving its European operations from the current location toward the end of the second quarter of 2003 as the lease will expire after March 31, 2003 and a long-term renewal cannot be secured at the current location. The Company approximates that it will incur expenses associated with relocation of approximately $135,000 and an increase in the cost of lease space of approximately $38,000 per year.

MATERIAL COMMITMENTS.

         The Company currently has no other undisclosed outstanding material commitments.

ITEM 7. FINANCIAL STATEMENTS



                             LARK TECHNOLOGIES, INC.


                          Index to Financial Statements
                     Years ended December 31, 2001 and 2002




                                    Contents

                                                                  Page
                                                                  ----

Report of Independent Auditors...............................       12

Financial Statements

        Balance Sheet as of December 31, 2002................       13

        Statements of Operations for
           Years Ended December 31, 2001 and 2002............       14

        Statements of Stockholders' Equity for
           Years Ended December 31, 2001 and 2002............       15

        Statements of Cash Flows for
           Years Ended December 31, 2001 and 2002............       16

Notes to Financial Statements................................       18

                         REPORT OF INDEPENDENT AUDITORS


Lark Technologies, Inc.
Board of Directors and Stockholders

We have audited the accompanying balance sheet of Lark Technologies, Inc. (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lark Technologies, Inc. at December 31, 2002, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.



                                           ERNST & YOUNG LLP

Houston, Texas
March 14, 2003

                                   Lark Technologies, Inc.
                                        Balance Sheet
                                   As of December 31, 2002


Assets
Current assets:
               Cash and cash equivalents                            $499,131
               Accounts receivable                                $1,329,287
               Due from related parties                              $30,698
               Inventory                                             $47,842
               Prepaid expenses                                      $86,547
                                                                -------------
Total current assets                                              $1,993,505

Property and equipment, net                                       $1,861,160
Other assets, net                                                    $58,324
                                                                -------------
Total assets                                                      $3,912,989
                                                                =============

Liabilities and stockholders' equity
Current liabilities:
               Accounts payable                                     $434,738
               Capital lease obligation,
               current portion                                      $442,846
               Accrued expenses                                     $228,354
               Customer deposits                                    $253,168
                                                                ------------
Total current liabilities                                         $1,359,106

Capital lease obligation, less current portion                       687,704
Deferred rent expense                                                 37,188
                                                                -------------
Total long term liabilities                                          724,892

                                                                -------------
Total liabilities                                                 $2,083,998

Commitments and Contingencies
Stockholders' equity
               Preferred stock, $0.001 par
               value:
                    Authorized shares - 2,000,000
                    None issued or outstanding
               Common stock, $0.001 par value:
                    Authorized shares - 8,000,000
                    Issued shares - 3,583,898
                    Outstanding shares - 3,575,920                     3,584
               Additional paid-in capital                          2,691,855
               Treasury stock at cost                                (16,223)
               Deferred compensation                                  (4,781)
               Accumulated comprehensive gain                         22,208
               Accumulated deficit                                  (867,652)
                                                                -------------
Total stockholders' equity                                        $1,828,991
                                                                -------------
Total liabilities and stockholders' equity                        $3,912,989
                                                                =============

                             LARK TECHNOLOGIES, INC
                            STATEMENTS OF OPERATIONS

                                                           Years ended December 31,
                                                        -------------------------------
                                                           2001               2002
                                                        -------------------------------
Revenue:
            Laboratory Services                         $6,040,445          $6,692,305

Costs and expenses:
            Costs of services                            3,966,882           3,662,096
            Sales, general and administrative            2,102,467           2,209,890
                                                        -----------        ------------
Total costs and expenses                                 6,069,349           5,871,986
                                                        -----------        ------------
Operating income (loss)                                    (28,904)            820,319

Other income and (expense):
            Interest income                                 19,532               4,771
            Other income                                   136,029                   0
            Interest expense                               (74,676)            (65,496)
                                                        -----------        ------------
Total other income (expense)                                80,885             (60,725)
                                                        -----------        ------------
Income before income taxes                                  51,981             759,594

Provision for income taxes                                  14,410              34,645
                                                        -----------        ------------
Net income                                                 $37,571            $724,949
                                                        ===========        ============



Basic and diluted earnings per common share                  $0.01               $0.20
                                                        ===========        ============

                             LARK TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002


                                           Common Stock
                                       --------------------      Additional    Treasury Stock
                                          Shares     At Par       Paid-in     ----------------      Deferred
                                       Outstanding   Value        Capital     Shares   At Cost    Compensation
                                       ------------------------------------------------------------------------


                                       ----------------------   -----------------------------------------------
BALANCE AT DECEMBER 31, 2000              3,520,395   $3,520      $2,669,615    4,500    ($4,946)            -

Options exercised                             1,003        1             729
Currency translation loss
Net Income
Comprehensive income
                                       ----------------------   -----------------------------------------------
BALANCE AT DECEMBER 31, 2001              3,521,398   $3,521      $2,670,344    4,500    ($4,946)            -
                                       ======================   ===============================================


Warrants exercised                           62,500       63          15,562
Common Stock repurchased                                                        3,478    (11,277)
Deferred compensation                                                  5,949                            (5,949)
Amortized deferred compensation                                                                          1,168
Currency translation gain
Net Income
Comprehensive income
                                       ----------------------   -----------------------------------------------
BALANCE AT DECEMBER 31, 2002              3,583,898   $3,584      $2,691,855    7,978   ($16,223)      ($4,781)
                                       ======================   ===============================================


                                         Accumulated
                                        Comprehensive  Accumulated
                                         Gain/(Loss)     Deficit      Total
                                       ---------------------------------------


                                       ---------------------------------------
BALANCE AT DECEMBER 31, 2000              ($2,811)   ($1,630,172)  $1,035,206

Options exercised                                                         730
Currency translation loss                  (3,201)                     (3,201)
Net Income                                                37,571       37,571
Comprehensive income                                                   34,370

                                       ---------------------------------------
BALANCE AT DECEMBER 31, 2001              ($6,012)   ($1,592,601)  $1,070,306
                                       =======================================

Warrants exercised                                                     15,625
Common Stock repurchased                                              (11,277)
Deferred compensation                                                       -
Amortized deferred compensation                                         1,168
Currency translation gain                  28,220                      28,220
Net Income                                               724,949      724,949
Comprehensive income                                                        -
                                       ---------------------------------------
BALANCE AT DECEMBER 31, 2002              $22,208      ($867,652)  $1,828,991
                                       =======================================

                            LARK TECHNOLOGIES, INC.
                           STATEMENTS OF CASH FLOWS

                                                               Years ended December 31,
                                                        --------------------------------------
                                                               2001                    2002
                                                        --------------------------------------
OPERATING ACTIVITIES
Net income                                                    $37,571                $724,949
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities
            Depreciation and amortization                     423,285                 472,308
            Amortization of deferred compensation                   -                   1,168
            Write-off of Senesence Patent                      16,749                       -
            Provision for losses on accounts receivables       20,038                  19,104
            Changes in operating assets and liabilities:
                 Accounts receivable                         (295,204)               (247,022)
                 Inventory                                    181,427                  36,998
                 Prepaid expenses                              87,065                  (1,082)
                 Due from related parties                         721                 (36,567)
                 Accounts payable                            (169,536)                 85,754
                 Accrued expenses                              30,690                  80,648
                 Deferred rent                                  9,324                   9,324
                 Deposits                                    (642,523)               (102,991)
                                                        --------------          --------------
Net cash provided by (used in) operating activities         ($300,393)             $1,042,591

INVESTING ACTIVITIES
Purchases of property and equipment                           (86,403)               (272,500)
                                                        --------------          --------------
Net cash used in investing activities                         (86,403)               (272,500)

FINANCING ACTIVITIES
Principal payments on notes payable                          (131,668)               (420,929)
Proceeds from notes payable                                    92,000                       -
Repayment on capital lease obligations                       (150,147)               (296,841)
Proceeds from issuance of common stock                              -                  15,625
Proceeds from exercised options                                   730                       -
Treasury stock                                                      -                 (11,277)
                                                        --------------          --------------
Net cash used in financing activities                        (189,085)               (713,422)
                                                        --------------          --------------
Effect of currency translation on cash                         (3,201)                 28,220
Net increase (decrease) in cash and cash equivalents         (579,082)                 84,889
Cash and cash equivalents at beginning of year                993,324                 414,242
                                                        --------------          --------------
Cash and cash equivalents at end of year                     $414,242                $499,131
                                                        ==============          ==============

                                                                  Years ended  December 31,
                                                                  -------------------------
                                                                   2001              2002
                                                                  -------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
       Interest                                                   $74,676           $65,496
       Income taxes                                               $13,300            16,544
Noncash investing activities:
       Capital leases to acquire property and equipment          $485,729          $914,457
       Prepaid maintenance contract on equipment under lease            -           $51,066
       Notes payable for prepaid insurance                       $103,291                 -

                             LARK TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION

        Lark Technologies, Inc., a Delaware corporation (the "Company" or "Lark"), was formed on November 16, 1994, as a wholly-owned subsidiary of SuperCorp Inc. ("SuperCorp"), for the purpose of merging with Lark Sequencing Technologies, Inc., a Delaware corporation ("Sequencing"), as outlined in a merger agreement ("Merger Agreement") entered into by SuperCorp and Sequencing on October 28, 1994. SuperCorp approved the Merger Agreement on September 5, 1995 and the stockholders of Sequencing approved it on September 12, 1995. Because of the merger, all of the shares of common and preferred stock of Sequencing were exchanged for 1,800,000 shares of Common Stock of the Company with a par value of $0.001 per share, and the 200,000 shares of Common Stock of the Company held by SuperCorp were distributed to the shareholders of SuperCorp. The Company has succeeded to all of the business previously undertaken by Sequencing. Lark provides specialized laboratory services for DNA sequencing to biotechnology researchers.

2.  SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

        Work in process inventory includes the direct and indirect costs associated with projects that were started but not completed as of December 31, 2002. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project based on direct labor hours incurred for the project up to the point of measurement such as the end of an accounting period. At December 31, 2002, work in process inventory was $47,842.

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

Property and Equipment

        Property and equipment are recorded at cost. Depreciation and amortization expense is recorded over the estimated useful lives of the assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset's useful life or remaining lease term. The cost of repairs and maintenance is expensed as incurred. The estimated useful lives of assets are as follows:

                    Laboratory equipment           4-5 years
                    Furniture and fixtures         5 years
                    Computer
                         Equipment                 3-5 years
                         Software                  3-5 years
                    Leasehold improvements         Lease or asset life

                             LARK TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


Long-Lived Assets

        The Company routinely evaluates the carrying value of its long-lived assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets. To date, no impairment charges have been recognized.

Stock Options

        The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company's financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company's common stock on the date options were granted and the exercise price. For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. Compensation expense for options granted to non-employees has been determined in accordance with FAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued.

                                                     Year Ended December 31,
                                                     ------------------------
                                                     2001                2002
                                                     ----                ----

Net income, as reported                             $37,571            $724,949
Deduct: Total compensation
   expense for options determined
   under fair value based methods
   for all awards                                   (78,228)           (159,025)
                                                   --------            --------
   Pro forma net income (loss)                     ($40,657)           $565,924

Basic and diluted net income (loss)
per common share
        As reported                                    $.01               $0.20
        Pro forma                                    ($0.01)              $0.16


Foreign Currency Translation

        The financial statements of the Company's U.K. division are measured using the local currency as the functional currency. Assets and liabilities of the U.K. division are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are recorded as a separate component of stockholders' equity as other comprehensive income and have not been significant to date. Income and expense items are translated at average monthly rates of exchange.

Net Income Per Share

        Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share has been calculated based on the shares used in the calculation of basic net income per share plus the dilutive effect of stock options and shares subject to repurchase by the Company.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Advertising Costs

        The Company expenses all advertising costs as incurred. Total advertising expense for 2001 and 2002 was $77,218 and $41,666, respectively.

Income Tax

        The Company follows the liability method of accounting for income taxes in accordance with FASB Statement 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial statements and tax bases of assets and liabilities as measured by enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets.

Recently Issued Accounting Standards

        The Company adopted Financial Standards Board (FASB) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002.

        In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB No. 13, and Technical Corrections" The Statement will require gains or losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Additionally, companies must reclassify in all prior periods presented those items that do not meet the criteria under the Statement. The Statement also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor. The provisions of this statement are effective for financial statements issued after May 15, 2002. The Company did not extinguish debt in 2002 and does not have sale-leaseback nor sublease income. The adoption of this statement does not have a material effect on the Company's financial statements.

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will apply to the Company effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect from the adoption of this new standard.

        On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. The transition and disclosures requirements of SFAS No. 148 were adopted by the Company in 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has no guarantees of indebtedness that would be affected by FIN 45. FIN 45 also incorporates accounting for indemnities given in connection with licensing of intellectual property and the Company is still assessing the potential impact this may have on its future results from operations.

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

4.  PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31, 2002

Laboratory equipment                                              $2,804,745
Furniture and fixtures                                               112,278
Computer equipment                                                   717,846
Leasehold improvements                                                31,097
                                                                 ------------
                                                                   3,665,966
Less accumulated depreciation and amortization                    (1,804,806)
                                                                 ------------
Property and equipment, net                                        $1,861,160
                                                                 ============

5.  ACCRUED EXPENSES

        Accrued expenses consisted of the following at December 31, 2002:

Accrued payments under sponsored research agreement                  $10,000
Accrued audit and tax preparation fees                                53,540
Accrued salary costs, payroll taxes and insurance                     75,104
Accrued State tax payable                                             32,201
Accrued UK VAT tax payable                                            31,032
Other accrued expenses                                                26,477
                                                                 ------------
                                                                    $228,354
                                                                 ============

6.  NOTES PAYABLE

               At December 31, 2002, the Company had a revolving line of credit with a bank that provided for maximum borrowings of $600,000. Under the terms of the line, borrowings were to bear interest at the bank's prime rate (4.25% at December 31, 2002) plus 1.5%. The line of credit expired December 31, 2002 and was renewed through December 31, 2003 with the same terms as the expiring line of credit. The line of credit is secured by qualified accounts receivable of the Company. At December 31, 2002, the Company had no amounts outstanding under this line of credit. The borrowing base for this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On December 31, 2002, the Company had an available line of credit of $492,795. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. The Company was in compliance with all required covenants at December 31, 2002.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.  FEDERAL INCOME TAX

        At December 31, 2002, the Company had net operating loss carryforwards of $897,371 for income tax purposes that expire in 2005 through 2019. These net operating loss carryforwards may be limited because of ownership changes resulting from issuance of common stock. The Company used approximately $789,400 of net operating loss carryforwards during the year ended December 31, 2002.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recorded against the Company's net deferred tax assets because of the Company's cumulative loss position.

Significant components of the Company's deferred tax liability and assets are as follows at December 31, 2002:

Deferred tax liabilities:
    Depreciation                                                    $(47,175)
Total deferred tax liabilities                                       (47,175)
Deferred tax assets:
    Deferred rent                                                     12,644
    Bad debt allowance                                                12,072
    Vacation accrual                                                   6,939
    Net operating loss carryforwards                                 305,106
                                                                    --------
Total deferred tax assets                                            336,761
Valuation allowance                                                 (289,586)
                                                                    ---------
Net deferred tax assets                                             $      -
                                                                    =========

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                 2001                     2002
                                          Amount     Percent         Amount    Percent
                                   ----------------------------------------------------
Tax at U.S. statutory rates              $17,674       34%         $258,262      34%
State income taxes                        14,410       28%           35,937       5%
Change in valuation allowance             (5,532)     (11%)                     (36%)
                                                                   (273,755)
Other                                    (12,142)      23%           14,201       2%
                                   ----------------------------------------------------
                                         $14,410       28%          $34,645       5%
                                   ====================================================

8.  COMMITMENTS AND CONTINGENCIES

        The Company is involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Leases

        The Company leases certain real estate for its corporate office in Houston, Texas and branch office in the United Kingdom, as well as certain equipment under non-cancelable lease agreements, which expire at various dates. Leases with escalating lease payments are recorded on a straight-line basis over the lease term. Total rent expense for all operating leases for 2001 and 2002 was $265,918 and $372,880 respectively.

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


        At December 31, 2002, future minimum payments under these operating leases are as follows:

               2003               $  161,825
               2004                  161,825
               2005                  169,314
               2006                  168,830
               2007                  155,769
               Thereafter            311,538
                                  ----------
               Total              $1,129,101

        The gross amount of assets recorded under capital leases at December 31, 2002 was $1,399,441. The related accumulated amortization was $207,015 at December 31, 2002. Under the terms of the capital leases, the Company is obligated to make payments as set forth in the table below and, subject to certain conditions, may purchase the equipment at the end of the lease for a nominal amount.

          At December 31, 2002, future minimum payments under these capital leases are as follows:

               2003                  $509,363
               2004                   415,770
               2005                   308,391
               2006                     8,396
                                   ----------
Total minimum lease payments       $1,241,920
Less amounts representing
  interest                            111,370
Total present value of minimum
  lease payments                    1,130,550
Less current portion                 (442,846)
                                   ----------
Capital lease obligation less
  current portion                  $  687,704
                                   ==========

Amortizations of capital lease assets are included in depreciation expense.

Patent License Agreement

        Effective June 15, 1995, the Company entered into an exclusive patent sub-license agreement with another biotech company. The agreement grants to the Company an exclusive license to certain "Licensed Patent Rights" of this third party and requires the Company to perform research and development efforts as defined in the agreement. The Company is required to pay the third party a royalty of 25% to 50% of all consideration the Company receives as a result of sales of licensed products and licensed processes or a sub-license or assignment of the Company's rights under the agreement. If the Company does not meet the research and development milestones as defined in the agreement, or is unable to successfully commercialize the results of the research and development efforts, the agreement will terminate. Otherwise, the agreement will terminate upon the dissolution of the Company or the expiration of the "Licensed Patent Rights". The Company may also terminate the agreement with 60 days written notice to the third party. Currently, the Company does not have any plans or expect to receive any gain from or provide any additional resources toward these patents.

9. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

Stock Options and Warrants

         On May 21, 2001, the Company's 2000 Stock Option Plan expired, and all options authorized under that plan expired. On May 29, 2002, the Company's board of directors adopted the 2002 Stock Option Plan ("2002 Plan"). The 2002 Plan was approved by the shareholders of the Company on August 30, 2002. The 2002 Plan permits the board of directors to grant awards to non-employee directors, certain key employees, and others as determined by the board of directors. Awards under the 2002 Plan may be Incentive Stock Options intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, non-qualified stock options, stock awards, or performance shares. The Company has reserved a total of 2,000,000 shares of its common stock for issuance under the

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2002 Plan. Options granted under the 2002 Plan are generally exercisable immediately by non-employee directors and subject to a four year vesting schedule for employees.

        The Company applies APB 25 in accounting for the Plan. Because the exercise price of the options was equal to the market value of the stock at the date of grant, no compensation cost has been recognized for its fixed stock option plan except as discussed below. Pro forma information regarding net income and net income per common share is required by FASB Statement No. 123 as if the Company had accounted for its incentive stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing ("Black-Scholes") model for the 2001 and 2002 options granted with the following weighted average assumptions:

                                                   2001              2002
                                                   ----              ----
Volatility                                         1.13              .91
Expected dividend yield                               0%               0%
Risk-free interest rate                             4.6%             3.7%
Expected life (years)                               5                5

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

        During 2001 and 2002, the Company issued stock options under the Plan, a majority of which had exercise prices equal to the fair market value of the common stock at the date of grant. During 2002, some stock options were granted at an exercise price below the fair market value. Deferred compensation expense was recorded in stockholders' equity for the difference between the option exercise price and the fair value of common stock. The deferred compensation is being expensed on a straight-line basis over the vesting period. A summary of the Company's stock options activity and related information follows:


                                                                 Year Ended December 31,

                                                                  2001                         2002
                                                                Weighted                     Weighted
                                                                Average                      Average
                                                   Options  Exercise Price     Options   Exercise Price
                                                   -------  --------------     -------   --------------
Outstanding-
   beginning of year                               407,307       $1.60          63,289        $0.85
    Granted                                        157,440       $1.67         864,440        $1.32
    Exercised                                        1,000       $0.73               -            -
    Forfeited                                      500,458       $1.72               -            -
                                                   -------       -----         -------        -----

Outstanding - end of year                           63,289       $0.85         927,729        $1.29

Options exercisable at
   year-end                                         63,289                     740,229

Weighted average fair
    value of options
    granted during the year                                      $1.04                        $0.17

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


  The following summarizes information related to stock options outstanding at December 31, 2002:

                                Options outstanding                Options exercisable
                       --------------------------------------   --------------------------
                                                  Weighted
                                   Weighted        Average                     Weighted
     Range of                       Average       Remaining                    average
     Exercise                      Exercise      Contractual                   exercise
      Prices           Options       Price          Life         Options        price
-------------------    --------    ----------    ------------    ---------   -------------
                            (in thousands, except per share amounts)
$0.15 - $1.34          851,229       $1.24        8.37 yrs.       691,229       $1.27
$1.42 - $1.89           76,500       $1.81        7.31 yrs         49,000       $1.78
                       --------                                  ---------
                       927,729       $1.29        8.29 yrs.       740,229       $1.31
                       ========                                  =========

At December 31, 2002, there are 1,135,560 options available for future grants under the Plan.

        During July of 1999, the Company issued warrants to certain stockholders who provided $250,000 in personal guarantees as collateral for a $200,000 term loan. These warrants provided the holders with the options to purchase a total of 250,000 shares of the Company's common stock at $0.25 per share. Under the terms of the warrants, the Company redeemed 125,000 warrant shares on January 13, 2001, after the guaranteed loan was repaid within the terms of the loan, at a redemption price of $0.25 per share. During 2002 there were 62,500 warrants exercised and the remaining 12,500 expired as of June 30, 2002.

10.  401(k) PLAN

         The Company has an employee 401(k) retirement plan. Qualified employees may contribute up to 15% of their gross pay to the plan. Employee contributions are limited to amounts established by law. The Company may make matching contributions to the plan as determined by the Board of Directors subject to the limitations under the Internal Revenue Code. The Company made no contributions to the plan in either 2001 or 2002.

11.  RELATED PARTY TRANSACTIONS

         The Company provided laboratory services, at rates normally charged to third parties, to affiliates of the Company totaling $34,527 and $61,195 in 2001 and 2002, respectively.

         The Company purchased $66,820 and $0 of laboratory supplies and other services from affiliates of the Company in 2001 and 2002, respectively.

         The due from related parties at December 31, 2002 is comprised primarily of amounts due from affiliates of the Company for laboratory services provided by the Company.

12.  MAJOR CUSTOMERS

        During 2001, no single customer provided greater than 10% of the Company's revenue or accounts receivable. During 2002, one customer provided approximately 11% and 15% of the Company's revenue and accounts receivable, respectively.

13.  SEGMENT INFORMATION

        The Company operates in 2 segments determined by geographic location. The proportion of the Company's sales by location is as follows:

                                                                     2001               2002
                                                                     ----               ----
Sales - US                                                        $4,785,998        $4,838,911
        UK                                                         1,254,447         1,853,394
                                                             ----------------   ---------------
        Total Identifiable gross property and equipment           $6,040,445        $6,692,305

        US                                                        $2,734,444        $2,915,058
        UK                                                           535,665           750,908
                                                             ----------------   ---------------
               Total                                              $3,270,109        $3,665,966

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

15.  EARNINGS PER SHARE

        The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                         For the year ending December 31,
                                                         --------------------------------
                                                              2001            2002
                                                            --------------------------
Weighted average common shares outstanding                  3,516,792       3,555,257
Dilutive securities - employee stock options                  100,131          84,189
                                                            --------------------------
Weighted average common shares outstanding
   assuming full dilution                                   3,616,923       3,639,446
                                                            ==========================


        In 2001 and 2002, options to purchase 423,400 and 76,500 shares of common stock were not included in the computation of diluted EPS, because the option exercise price was greater than the average market price of the common shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

                                                                    Office Held
Person                              Office                              Since
------                              ------                              -----

George M. Britton, 55               Director                            1989
                                    Co-Chairman of the Board            2000

David A. Lawson, 55                 Director                            1989
                                    Co-Chairman of the Board            2000

E.J. (Jere) Pederson, 55            Director                            2000

Carl W. Balezentis, Ph.D., 45       Director                            2001
                                    Chief Executive Officer             2001
                                    Secretary                           2001

David Buck, 42                      Sr. V.P. Operations,                2002
                                    Scientific Director

The directors shall be elected at the annual meeting of stockholders, and each director elected shall hold office until his successor shall be elected and qualified. The officers shall be elected annually be the Board of Directors at its first regular meeting held after the annual meeting of stockholders or as soon thereafter as conveniently possible. Each officer shall hold office until his successor shall have been chosen and qualified.

         George M. Britton is a director of Britton Capital Services, a closely held investment and financial consulting firm. Since 1989 approximately 80 percent of his activities have been related to real estate acquisitions, syndications, development, leasing and management, primarily in commercial properties in the Houston, Texas area, and approximately 20 percent of his activities have been related to assisting start up and early-stage companies in their business plans and in contacting venture capitalists. Mr. Britton holds an MBA degree from the University of Texas and a BA degree from Vanderbilt University.

         David A. Lawson is an independent real estate investor, consultant and broker in Houston, Texas. He has been involved with Lark since its inception as an investor and advisor. In Mr. Lawson's real estate capacity, he has been actively involved in the acquisition, syndication, ownership and management of medical office buildings and other income producing real estate in Houston area. To a lesser extent he has been involved in other various entrepreneurial enterprises. Mr. Lawson received a Bachelor of Science degree from Trinity University in San Antonio, Texas in 1970 and later attended the University of Texas Graduate School of Business in Austin from 1970 to 1972.

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

         Carl W. Balezentis, Ph.D., received his Doctor of Philosophy degree in Genetics from The University of Arizona, and conducted a postdoctoral fellowship at M.D. Anderson Cancer Center. On June 8, 2001 Dr. Balezentis was appointed as Chief Executive Officer. From 1997 to 2000 Dr. Balezentis served in various positions with Sigma-Aldrich Corporation, a multi-national company that develops, manufactures and distributes a broad range of biochemicals, organic chemicals, chromatography products and diagnostic reagents. He served as the vice president of sales and marketing for the Sigma-Genosys subsidiary where he was responsible for developing strategic marketing programs which helped stimulate strong revenue growth, and as director of business development for the Sigma-Aldrich Life Sciences Division.

         David Buck, Ph.D. joined Lark in June 1998 as the Laboratory Manager for Europe. He had previously been the Group Leader at the world-renowned Sanger Centre from 1993 to 2000 where he was responsible for establishing the institution's first human genome sequencing team. Dr. Buck coordinated the human chromosome 22 and 20 sequencing projects and completed over 11 megabases of finished sequence during his tenure at the Sanger Centre. Prior to this Dr. Buck worked for Schering Agrochemicals on cloning plant, fungal and bacterial genes encoding enzymes from key target pathways. Dr. Buck received his B.Sc. in Biophysics and Genetics from the University of Leeds in 1983 and his Ph.D. in Microbiology from the University of Sheffield in 1987.

         SIGNIFICANT EMPLOYEES

         Set forth below are the names, ages, and dates of service of each of the significant employees of the Company and a description of the business experience of each.

                                                                              Employee
Person                                    Office                                Since
------                                    ------                                -----
David Alan Wall, Ph.D., 40                Director, Quality Control
                                          and Compliance                        1994

Heidi B. Nelson, Ph.D., 39                Manager,
                                          Gene Quantitation                     1997

George (Guo-Wei) Xu, Ph.D., 52            Director, Advanced Molecular
                                          Biology Services (AMBS)               1998

Li Li, Ph.D., 43                          Senior Scientist, Manager of
                                          Genotyping Service                    1998

Jon H. Luksich, CPA, 42                   Controller                            1998

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

         Li Li, Ph.D., joined Lark in 1998 as the Senior Scientist and Manager of Genoytping Service. Prior to joining Lark, Dr. Li worked as a Post-Doctor fellow and senior research associate in the Human Genetics Center, University of Texas, in charge of various throughput genotyping, sequencing, Single Nucleotide Polymorphism (SNP) discovery and large scale DNA extraction between 1992 and 1998. She also worked as a research scientist with the United States

Department of Agriculture (USDA) for three years. Dr. Li received her Bachelor of Science degree in plant biology from South China University of Tropcalcrops and her Ph.D. in Zoology from Reading University, England.

         Jon H. Luksich, CPA, joined Lark in July of 1998 as a Financial Accountant and was named Controller in 2001. Prior to joining the Company he worked as a financial accountant, from 1990 to 1998, in charge of accounting for three divisions of Encon Safety Products, Inc., a division of Vallen Corporation. Encon is a leading manufacturer of emergency showers and eyewashes as well as safety eyewear and other safety supplies. He received his BS degree in Accounting from Indiana University in 1985 and his Texas CPA license in 1994.

AUDIT COMMITTEE COMPOSITION

         Mr. Pederson, who serves as the chair of the audit committee of the Board, is an independent audit committee financial expert. Dr. Balezentis also serves on the audit committee, and Jon Luksich, the Company's controller, attends meetings of the audit committee to advise its members.

CODE OF ETHICS

         The Company has not adopted a formal code of ethics that applies to the CEO, CFO, and controller. The Company is in the process of drafting a formal code of ethics and will publish it on its web site at www.lark.com in the near future.

ITEM 10. EXECUTIVE COMPENSATION

                                                    Annual Compensation                Long Term Compensation
                                            ----------------------------------     ----------------------------------
                                                                                          Awards             Payouts
                                                                                   -------------------------  -------
                                                                                   Restricted   Securities
         Name and                                                  Other annual       stock     Underlying   LTIP      All other
        principal                           Salary       Bonus     compensation      award(s)     Options   Payouts  compensation
         position                Year         ($)         ($)           ($)            ($)          (#)       ($)         ($)
-------------------------------------------------------------------------------------------------------------------------------
Carl Balezentis, PhD. - C.E.O.   2002       163,438                                                60,000
                                 2001       135,000      13,500                                    60,000
Sr. VP- Corp. Development        2000        71,769                                                45,000
-------------------------------------------------------------------------------------------------------------------------------
David Buck -Sr. VP-Operations    2002       135,810                                                    -
VP - European Operations         2001        85,058      18,591        12,217                      10,000                4,253
                                 2000            -                                                     -
-------------------------------------------------------------------------------------------------------------------------------



OPTION GRANTS IN LAST FISCAL YEAR

                         Number of    Percent of total
                         Securities       options
                         Underlying     granted to     Exercise or
                          Options      employees in    base price      Expiration
           Name           granted      fiscal year     ($/Share)          date
---------------------------------------------------------------------------------
George Britton             40,000          18%           $1.34         05/25/11
George Britton             15,000           7%           $1.34         05/25/11
David Lawson               40,000          18%           $1.34         05/25/11
David Lawson               15,000           7%           $1.34         05/25/11
Jere Pederson              15,000           7%           $1.25         06/17/11
Carl Balezentis            60,000          27%           $1.19         01/01/12
---------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                                               Value of Unexercised
                         Shares                        Number of Unexercised Options            in-the-money Options
                      acquired on    Value realized        at December 31, 2002                 at December 31, 2002
      Name            exercise (#)        ($)        (#) Exercisable   (#) Unexercisable    Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Carl Balezentis            -               -                42,500            122,500          $17,425         $50,225
David Buck                 -               -                22,500              7,500          $18,825          $3,675
-------------------------------------------------------------------------------------------------------------------------

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR:

           None

DIRECTOR COMPENSATION

         The sole form of compensation for the directors of the company is the grant of stock options as enumerated in the table above.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Carl W. Balezentis on July 31, 2000 (the "Employment Agreement"), which provided for payment to him of an annual compensation of $135,000, subject to annual increases at the Board's discretion, and an annual bonus of between 25 and 50% of salary if revenue and profitability goals for the Company meet targeted amounts. Effective June 19, 2002, Dr. Balezentis' salary was increased to $155,000 per year, and he was awarded a cash bonus of $15,000 for his performance in 2001. At that time his bonus arrangement for 2002 was set at up to 50% of his annual base salary in effect at the time such bonus is determined, provided that revenue and profitability goals for the Company meet mutually agreed upon targeted amounts. The bonus will be prorated downward based upon lower than budgeted revenue and profitability at the time such bonus is determined, as mutually agreed upon by the Company and Dr. Balezentis for the year. If the employment of Dr. Balezentis is terminated by the Company for any reason other than for cause (as defined in the Employment Agreement), he will continue to receive employee benefits and his annual salary for twelve months. If his employment is terminated by the Company within six months after a change in control, all stock options held by him will immediately vest as of his termination date.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table describes the security ownership of beneficial owners of more than 5% of the Common Stock of the Company as of December 31, 2002:

                         Name and address                              Amount and nature         Percent of
Title of Class           of beneficial owner                           of beneficial owner         class
------------------------------------------------------------------------------------------------------------
Common                   TaKaRa Shuzo Co., Ltd.                             222,902                   6.2%
                         Biotechnology Research Laboratories
                         SETA 3-4-1 Otsu
                         Shiga, 520-21, Japan

Common                   David Lawson                                      538,048(1)                15.0%
                         2039 Dryden
                         Houston, Texas 77024

Common                   George Britton                                    455,075(2)                12.7%
                         3272 Westheimer, Suite 3
                         Houston, Texas 77098

Common                   Baylor College of Medicine                        318,766(3)                 8.9%
                         One Baylor Plaza
                         Houston, Texas 77030

Common                   Peter Boatright                                   184,043(4)                 5.1%
                         4932 NW 31st Street
                         Oklahoma City, OK  73122

(1) This includes 264,470 options plus 105,517 shares held by D.C. Lawson trust and 105,517 held by S.R. Lawson trust, of which Mr. Lawson is the trustee. Mr. Lawson disclaims beneficial ownership of the shares held in the trust.

(2)  This includes 264,470 options.

(3)  This includes 63,226 shares held by BCM Technologies, Inc.

(4) This includes 85,318 shares held by Boatright Family LLC and 9,410 shares held by Heiman Irrevocable Trust.

The following table describes the security ownership of directors, executive officers, and directors and officers as a group as of December 31, 2002:

                         Name and address                              Amount and nature         Percent of
Title of Class           of beneficial owner                           of beneficial owner         class
------------------------------------------------------------------------------------------------------------
Common                   George Britton                                    455,075(1)                12.7%
                         3272 Westheimer, Suite 3
                         Houston, Texas 77098

Common                   David Lawson                                       538,048(2)               15.0%
                         2039 Dryden
                         Houston, Texas 77030

Common                   E. J. Pederson                                      80,000(3)                1.6%
                         UTMB Box 55153
                         Galveston, Texas 77555

Common                   Carl W. Balezentis, Ph.D.                          165,000(4)                4.6%
                         9441 W. Sam Houston Pkwy. South, Suite 103
                         Houston, Texas 77099

Common                   David Buck,                                         30,000(5)                 *
                         9441 W. Sam Houston Pkwy. South, Suite 103
                         Houston, Texas 77099

Common                   Directors and Executive Officers as a Group       1,240,045(6)              34.6%
                         9441 W. Sam Houston Pkwy. South, Suite 103
                         Houston, Texas 77099

(1)  This includes 264,470 options.

(2) This includes 264,470 options plus 100,517 shares held by D.C. Lawson trust and 100,517 held by S.R. Lawson trust, of which Mr. Lawson is the trustee. Mr. Lawson disclaims beneficial ownership of the shares held in the trust.

(3)  This includes 70,000 options.

(4)  This includes 165,000 options.

(5)  This represents 30,000 options.

(6) The Directors and Executive Officers as a group total 5 persons and a total of 793,940 common stock equivalents.

 *   Indicates less than 1% ownership.

EQUITY COMPENSATION PLANS

         The following table reflects the information described as of December 31, 2002 with respect to compensation plans under which the Company's stock is authorized for issuance.

Plan Category             No. of Shares to be issued    Weighted average exercise     Number of securities remaining
                               upon exercise of           price of outstanding        available for future issuance
                             outstanding option,            options, warrants           under equity compensation
                             warrants and rights               and rights                         plans
------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                   927,729                        $1.29                          1,135,560
security holders
------------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the fiscal year ended December 31, 2001, the Company purchased $66,824 in laboratory supplies and other services from a company which was related to Baylor College of Medicine, an 8.9% shareholder. In the fiscal year ended December 31, 2002, the Company provided laboratory services totaling $61,195 to a company which was related to Baylor College of Medicine, an 8.9% shareholder. In both instances, the services were purchased or provided at rates normally charged to unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the year ending December 31, 2002.


Index of Exhibits

   (1)2.1 The Agreement of Merger of November 18, 1994, between Lark Technologies, Inc. and Lark Sequencing Technologies, Inc. providing for the merger of Lark Sequencing Technologies, Inc. into the Company.

   (1)3.1   Bylaws of Lark Technologies, Inc., as amended.

   (1)3.2 The Certificate of Incorporation of Lark Technologies, Inc., as amended.

   (2)4.1   Lark Technologies, Inc. 2002 Stock Option Plan adopted by the
            Company.

  (1)10.1   1990 Stock Option Plan adopted by the Company.

  (1)10.2 Patent License Agreement between Sennes Drug Innovations, Inc. and Lark Sequencing Technologies, Inc.

  (3)10.3 Lease Agreement between Lark Technologies, Inc. and Oakley Commercial (UK).

  (3)10.4 Sponsored Research Contract entered by and between the Company and Baylor College of Medicine.

  (4)10.5   Employment Agreement entered into July 31, 2000 with Carl W.
            Balezentis.

     23.1   Consent of independent auditors.

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 dated August 14, 1995, Commission File No. 33-90424. The exhibit numbering system used in Form S-4 differed from that used in this Form 10-KSB (8a, 2d, 2c, 6b, and 6f, respectively).

(2) Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended June 30, 2002.

(3) Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended September 30, 1995.

(4) Incorporated by reference from the Company's From 10-QSB for the quarterly period ended September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Controller, of the effectiveness and design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Controller concluded that the Company's disclosure controls and procedures are effective.

         Subsequent to the evaluation and through the date of this filing of Form 10-KSB for the year ended December 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Lark Technologies, Inc.
                                        (Registrant)

         Date: March 31, 2003           /s/ Carl W. Balezentis
                                        ----------------------------------------
                                            Carl W. Balezentis
                                            President and Chief Executive
                                            Officer


         Date: March 31, 2003           /s/ Jon H. Luksich
                                        ----------------------------------------
                                            Jon H. Luksich
                                            Controller and principal
                                            financial officer




                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: March 31, 2003           /s/ George M. Britton
                                        ----------------------------------------
                                            George M. Britton, Director
                                            Co-chairman of the Board

         Date: March 31, 2003           /s/ David Lawson
                                        ----------------------------------------
                                            David Lawson, Director
                                            Co-chairman of the Board

         Date: March 31, 2003           /s/ E.J. (Jere) Pederson
                                        ----------------------------------------
                                            E.J. (Jere) Pederson,
                                            Director

         Date: March 31, 2003           /s/ Carl W. Balezentis
                                        ----------------------------------------
                                            Carl W. Balezentis
                                            Director

CERTIFICATION

I, Carl W. Balezentis, certify that:

I have reviewed this annual report on Form 10-KSB of Lark Technologies, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date March 31, 2003                       /s/ Carl W. Balezentis
                                     ----------------------------------------
                                              Carl W. Balezentis
                                     President and Chief Executive Officer

CERTIFICATION

I, Jon H. Luksich, certify that:

I have reviewed this annual report on Form 10-KSB of Lark Technologies, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date March 31, 2003                             /s/ Jon H. Luksich
                                      ------------------------------------------
                                                    Jon H. Luksich
                                      Controller and principal financial officer

                                 EXHIBIT INDEX

  Exhibit
  Number                          Description
  -------                         -----------

   (1)2.1 The Agreement of Merger of November 18, 1994, between Lark Technologies, Inc. and Lark Sequencing Technologies, Inc. providing for the merger of Lark Sequencing Technologies, Inc. into the Company.

   (1)3.1   Bylaws of Lark Technologies, Inc., as amended.

   (1)3.2 The Certificate of Incorporation of Lark Technologies, Inc., as amended.

   (2)4.1   Lark Technologies, Inc. 2002 Stock Option Plan adopted by the
            Company.

  (1)10.1   1990 Stock Option Plan adopted by the Company.

  (1)10.2 Patent License Agreement between Sennes Drug Innovations, Inc. and Lark Sequencing Technologies, Inc.

  (3)10.3 Lease Agreement between Lark Technologies, Inc. and Oakley Commercial (UK).

  (3)10.4 Sponsored Research Contract entered by and between the Company and Baylor College of Medicine.

  (4)10.5   Employment Agreement entered into July 31, 2000 with Carl W.
            Balezentis.

     23.1   Consent of independent auditors.

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 dated August 14, 1995, Commission File No. 33-90424. The exhibit numbering system used in Form S-4 differed from that used in this Form 10-KSB (8a, 2d, 2c, 6b, and 6f, respectively).

(2) Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended June 30, 2002.

(3) Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended September 30, 1995.

(4) Incorporated by reference from the Company's From 10-QSB for the quarterly period ended September 30, 2002.