Form 10-Q
period 2003-03-31
LARK TECHNOLOGIES INC
filed 2003-05-15
CIK 942134

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

As of May 5, 2003, there were 3,601,687 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No  [X]

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2003.


Part I   Financial Information (unaudited)

                                                                                            Page
                                                                                            ----

       Item 1.    Financial Statements

                      Balance Sheet.........................................................    1

                      Statements of Operations..............................................    2

                      Statements of Cash Flows..............................................    3

                      Notes to Financial Statements.........................................    4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................    6

       Item 3.  Controls and Procedures.....................................................    8


Part II  Other Information...................................................................   9

       Item 1.    Legal Proceedings..........................................................   9

       Item 2.    Changes in Securities......................................................   9

       Item 3.    Defaults upon Senior Securities............................................   9

       Item 4.    Submission of Matters to a Vote of Security Holders........................   9

       Item 5.    Other Information..........................................................   9

       Item 6.    Exhibits and Reports on Form 8-K...........................................   9

Signatures...................................................................................  10

Certifications...............................................................................  11

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                                          March 31, 2003
                                                                                        --------------------
                                                                                            (Unaudited)
ASSETS

Current assets:
               Cash and cash equivalents                                                $           853,072
               Accounts receivable (net)                                                          1,294,170
               Due from related parties                                                              67,892
               Inventory                                                                            127,635
               Prepaid expenses                                                                     115,938
                                                                                        -------------------
Total current assets                                                                              2,458,707

Property and equipment, net                                                                       2,133,720
Other assets, net                                                                                    83,587
                                                                                        -------------------
Total assets                                                                                      4,676,014
                                                                                        ===================

Liabilities and stockholders' equity
Current liabilities:
               Accounts payable                                                                     483,924
               Capital lease obligations-current portion                                            518,062
               Accrued expenses                                                                     233,333
               Customer deposits                                                                    243,285
                                                                                        -------------------
Total current liabilities                                                                         1,478,604

Capital lease obligations-long term portion                                                         777,677
Deferred rent expense                                                                                37,197
                                                                                        -------------------
Total Liabilities:                                                                                2,293,478

Stockholders' equity
               Preferred stock, $0.001 par value:
                    Authorized shares - 2,000,000
                    None issued and outstanding
               Common stock, $0.001 par value:
                    Authorized shares - 8,000,000
                    Issued shares:3,684,067 and outstanding shares:3,676,089                          3,684
               Additional paid-in capital                                                         2,819,535
               Treasury Stock at cost                                                               (16,223)
               Deferred compensation                                                                 (4,462)
               Accumulated comprehensive income                                                      10,916
               Accumulated deficit                                                                 (430,914)
                                                                                        -------------------
Total stockholders' equity                                                                        2,382,536
                                                                                        -------------------
                                                                                        -------------------
Total liabilities and stockholders' equity                                                        4,676,014
                                                                                        ===================

              See accompanying notes to the financial statements.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                             Three months Ended March 31,
                                          ----------------------------------
                                              2002                2003
                                          ----------------------------------
                                                     (Unaudited)
Revenue:
   Laboratory services                    $   1,480,999       $   2,117,099

Costs and expenses:
   Costs of services                            871,129           1,036,309
   Sales, general and administrative            464,246             608,039
                                          -------------       -------------
Total costs and expenses                      1,335,375           1,644,348
                                          -------------       -------------
Operating income                                145,624             472,751

Other income and (expense):
   Interest income                                1,532               1,583
   Other income                                       -               4,229
   Interest expense                             (18,930)            (23,695)
                                          -------------        -------------
Total other expense                             (17,398)            (17,883)
                                          -------------        -------------
Income before income taxes                      128,226             454,868

Provision for income taxes                       32,000              18,130
                                          -------------        -------------
Net income                                $      96,226        $     436,738
                                          =============        =============

Basic income per common share                      0.03                0.12
                                          =============        =============

Diluted income per common share                    0.03                0.11
                                          =============        =============

              See accompanying notes to the financial statements.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                    Three Months ended March 31,
                                                                   -------------------------------
                                                                      2002                2003
                                                                   ------------       ------------
                                                                              (Unaudited)
OPERATING ACTIVITIES
Net income                                                              96,226           $436,738
Adjustments to reconcile net income
   to net cash provided by operating activities
               Depreciation and amortization                           106,852            123,281
               Amortization of deferred compensation                         -                319
               Provision for bad debts                                   4,709              6,176
               Changes in operating assets and liabilities:
                    Accounts receivable                                246,596             20,735
                    Inventory                                           22,081            (79,794)
                    Prepaid expenses and other assets                  (12,612)           (20,879)
                    Due to/from related parties                         (6,827)           (37,194)
                    Accounts payable                                  (115,452)            49,773
                    Accrued expenses                                    20,697              5,027
                    Deferred rent expense                                2,331                  9
                    Customer deposits                                  104,779             (8,380)
                                                                   -----------        -----------
Net cash provided by operating activities                              469,380            495,811

Investing activities
Purchases of property and equipment                                    (61,115)           (95,236)
                                                                   -----------        -----------
Net cash used in investing activities                                  (61,115)           (95,236)

Financing activities
Principal payments on notes payable                                   (161,624)                 -
Principal payments on capital leases                                   (47,080)          (169,189)
Proceeds from exercised stock options                                        -            127,779
                                                                   -----------
                                                                                      -----------
Net cash used in financing activities                                 (208,704)           (41,410)
Effect of currency translation on cash                                      18             (5,224)
                                                                   -----------
                                                                                      -----------
Net increase in cash and cash equivalents                              199,579            353,941
Cash and cash equivalents at beginning of period                       414,242            499,131
                                                                   -----------        -----------
Cash and cash equivalents at end of period                             613,821           $853,072
                                                                   ===========       ===========

              See accompanying notes to the financial statements.

                             LARK TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         In the opinion of management, the accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The accompanying unaudited interim financial statements reflect all adjustments which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. All such adjustments are of a recurring nature. Results for the interim periods are not necessarily indicative of results for the year.

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

     Pro forma information under SFAS 123 is as follows (in thousands, except per share data).

Three Months Ended

                                                                        March 31,
                                                                 2002               2003
                                                             -----------         -----------
           Net income:
            As reported                                      $    96,226         $   436,738
          Deduct: Total
               stock-based employee
               compensation expense
               determined under fair
               value method for all
               awards, net of related
               tax effects                                      (123,322)           (175,379)
                                                             -----------         -----------

          Pro forma net income (loss)                        $   (27,096)        $   261,359
                                                             ===========         ===========

               Basic net income (loss) per share:
                 As reported                                 $      0.03         $      0.12
                 Pro forma                                   $     (0.01)        $      0.07

               Diluted net income (loss) per share:
                 As reported                                 $      0.03         $      0.11
                 Pro forma                                   $     (0.01)        $      0.07

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing ("Black-Scholes") model for the 2002 and 2003 options granted with the following weighted average assumptions:

                                                             2002                  2003
                                                             ----                  ----
Volatility                                                    .91                  1.02
Expected dividend yield                                        0%                    0%
Risk-free interest rate                                      3.7%                  3.1%
Expected life (years)                                        5                     5

2.       INVENTORY

         Inventory is work in process that includes the direct and indirect costs associated with projects that were started but not yet completed at March 31, 2003. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project, up to the point of measurement, such as the end of an accounting period. At March 31, 2003, work in process inventory was $127,635.

3.       NOTES PAYABLE

         At March 31, 2003, the Company had a revolving line of credit with a bank that provided for maximum borrowings of $600,000. Under the terms of the line, borrowings were to bear interest at the bank's prime rate (4.25% at March 31, 2003) plus 1.5%. The line of credit expired December 31, 2002 and was renewed through December 31, 2003 with the same terms as the expiring line of credit. The line of credit is secured by qualified accounts receivable of the Company. At March 31, 2003, the Company had no amounts outstanding under this line of credit. The borrowing base for this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On March 31, 2003, the Company had an available line of credit of $600,000. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. The Company was in compliance with all required covenants at March 31, 2003.

4.       COMPREHENSIVE INCOME (LOSS)

         Accumulated other comprehensive income presented on the accompanying balance sheets consist of foreign currency translation adjustments. Total comprehensive income (loss) for the three months ended March 31, 2003 was $425,446.

5.       EARNINGS PER SHARE

         The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:


                                                        For the three months ending
                                                                 March 31,
                                                          2002               2003
                                                        ---------------------------
Weighted average common shares outstanding:             3,516,898         3,636,372
Dilutive securities - employee stock options:             263,731           225,987
                                                        ---------         ---------
Weighted average common shares outstanding
 Used for dilution:                                     3,780,629         3,862,359

         In 2002 and 2003, options to purchase 420,940 and 62,500 respectively, shares of common stock were not included in the computation of diluted EPS, because the option exercise price was greater than the average market price of the common shares.

6.       SEGMENT INFORMATION

         The proportion of the Company's revenue by location is as follows for the periods ended March 31, 2003 and 2002:

                                                 2002                 2003
                                                 ----                 ----
Sales - US                                     $1,104,953          $1,517,074
        UK                                        376,046             600,025
                                               ----------          ----------
                                               $1,480,999          $2,117,099

7.       SIGNIFICANT AGREEMENT

         On March 20, 2003, the Company entered into a capital lease for the purchase of a new automated DNA sequencer for the US lab. Under the terms of the 36 months lease, the Company may purchase this equipment for a nominal amount at the end of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and the accompanying Notes herein, and is qualified entirely by the foregoing and by other more detailed financial information appearing elsewhere.

BUSINESS OF LARK
         Lark is a leader in providing contract molecular biology services to the pharmaceutical, biotechnology and agbio industries. Lark's services are used worldwide by research organizations and drug development institutions to accelerate their efforts in bringing products to the market. Lark's contract research service portfolio consists of over a hundred different molecular biology services in the areas of Nucleic Acid Extraction Services, DNA Sequencing Services, Genetic Stability Testing Services, Gene Expression and Detection Services, and Custom Molecular Biology Services. A highly trained and educated scientific staff working in a facility that is compliant with the Food and Drug Administration's Good Laboratory Practices (CFR Title 21, Part 58) performs all of these services.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues increased 43% from $1,480,999 to $2,117,099 for the three-month periods ended March 31, 2002 and 2003, respectively. The increase in revenues for the quarter was the result of increased sales of our core sequencing and genetic stability testing services.

         COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 19% from $871,129 to $1,036,309 for the three-month periods ended March 31, 2002 and 2003, respectively. The majority of the increase was a result of increased revenue. Costs of services as a percentage of revenue were 59% and 49% for the three-month periods ending March 31, 2002 and 2003.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising.

Sales, general and administrative expenses increased 31% from $464,246 to $608,039 for the three-month periods ended March 31, 2002 and 2003, respectively. The increase resulted mainly from increased number of territory representatives in the first quarter of 2003 as compared to the first quarter of 2002. Sales, general and administrative expenses as a percentage of revenue were 31% and 29% for the three-month periods ended March 31, 2002

         VARIABILITY OF FUTURE OPERATING RESULTS The growth in quarterly revenues was largely attributable to increased sales in sequencing services. Although the Company expects higher and less variable revenue streams resulting from the implementation of our business strategies, the ultimate success of these changes cannot be reasonably predicted.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $469,380 and $495,811 for the three-month periods ended March 31, 2002 and 2003, respectively. The positive operating cash flow for the period ending March 31, 2003 occurred mainly as a result of net income of $436,738.

         On February 28, 2003, the Company renewed its revolving line of credit through December 31, 2003, and may continue to borrow up to $600,000 under the terms of the credit line. As of March 31, 2003, there were no amounts outstanding on this line and the Company was in compliance with all of the required financial ratios for this facility.


         CONTRACTUAL  OBLIGATIONS AND COMMERCIAL  COMMITMENT--The  following table summarizes the Company's contractual  obligations and commercial commitments as of March 31, 2003 and the effect they are expected to have on its liquidity and capital resources:
Contractual                                                    Less than                               After
Obligations                                    Total             1 Year           1-3 Years           3 Years
-----------------------------------------------------------------------------------------------------------------
Revolving line of credit                     $           -     $           -    $             -     $           -
Other credit facilities                                  -                 -                  -                 -
Capital lease obligations                        1,412,252           579,451            824,405             8,396
Non-cancelable operating leases                  1,091,043           177,285            329,625           584,133
                                         ------------------------------------------------------------------------
Total contractual obligations                $   2,503,295     $     756,736    $     1,154,030     $     592,529
                                         ========================================================================
Other commercial commitments:
Revolving line of credit availability.        $    600,000     $     600,000    $             -     $           -
                                         ========================================================================

ITEM 3. CONTROLS AND PROCEDURES

(A)  Evaluation of disclosure controls and procedures

         Based on an evaluation of our disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(B)  Changes in internal controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ending March 31, 2003.

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

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 dated August 14, 1995, Commission File No. 33-90424. The exhibit numbering system used in Form S-4 differed from that used in this Form 10-QSB (8a, 2d, 2c, 6b, and 6f, respectively).

(2) Incorporated by reference from the Company's Registration Statement on Form S-8 dated September 21, 2000, Commission File No. 333-46280.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ending September 30, 2002 filed November 5, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Lark Technologies, Inc.
                                            (Registrant)



Date May 14, 2003                       /s/ Carl Balezentis
-----------------                       -------------------------------------
                                        Carl Balezentis
                                        President and Chief Executive Officer

CERTIFICATION

I, Carl W. Balezentis, President and Chief Executive Officer, certify that:

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



Date May 14, 2003                       /s/ Carl W. Balezentis
-----------------                       ---------------------------------------
                                                Carl W. Balezentis
                                        President and Chief Executive Officer

CERTIFICATION

I, Jon H. Luksich, Controller and Principal Financial Officer, certify that:

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


Date May 14, 2003                    /s/ Jon H. Luksich
-----------------                    ---------------------------------------
                                                Jon H. Luksich
                                     Controller and principal financial officer

                                INDEX TO EXHIBIT


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------


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