Form 10QSB
period 2003-06-30
LARK TECHNOLOGIES INC
filed 2003-08-13
CIK 942134

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

       [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from             to
                                                -----------    -----------

                             LARK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                      73-1461841
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

As of August 5, 2003, there were 3,685,137 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2003.


Part I   Financial Information (unaudited)
                                                                                  Page
                                                                                  ----
       Item 1.    Financial Statements

                      Balance Sheet ............................................    1

                      Statements of Operations .................................    2

                      Statements of Cash Flows .................................    3

                      Notes to Financial Statements ............................    4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ................    7

       Item 3.  Controls and Procedures ........................................    9


Part II  Other Information .....................................................    9

       Item 1.    Legal Proceedings ............................................    9

       Item 2.    Changes in Securities ........................................    9

       Item 3.    Defaults upon Senior Securities ..............................    9

       Item 4.    Submission of Matters to a Vote of Security Holders ..........    9

       Item 5.    Other Information ............................................    9

       Item 6.    Exhibits and Reports on Form 8-K .............................    9

Signatures .....................................................................   11

Certifications .................................................................   12

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                            June 30, 2003
                                                                            -------------
                                                                            (Unaudited)
ASSETS
Current assets:
            Cash and cash equivalents                                       $     848,351
            Accounts receivable, net                                        $   1,716,411
            Due from related parties                                        $      17,206
            Inventory                                                       $     155,601
            Prepaid expenses                                                $      88,503
                                                                            -------------
Total current assets                                                        $   2,826,072

Property and equipment, net                                                 $   2,227,070
Other assets, net                                                           $      77,931
                                                                            -------------
Total assets                                                                $   5,131,073
                                                                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
            Accounts payable                                                $     440,758
            Capital lease obligations-current portion                       $     508,144
            Accrued expenses                                                $     245,169
            Customer deposits                                               $     414,712
                                                                            -------------
Total current liabilities                                                   $   1,608,783


Capital lease obligations-long term portion                                 $     662,507
Deferred rent expense                                                       $      37,206
                                                                            -------------
Total liabilities                                                           $   2,308,496

Stockholders' equity
            Preferred stock, $0.001 par value:
              Authorized shares - 2,000,000
              None issued and outstanding -
            Common stock, $0.001 par value:
              Authorized shares - 8,000,000
              Issued shares: 3,881,017 and outstanding shares:3,650,137     $       3,881
            Additional paid-in capital                                      $   3,093,878
            Treasury stock at cost                                          $    (412,988)
            Deferred compensation                                           $      (4,144)
            Accumulated other comprehensive income                          $      39,656
            Retained earnings                                               $     102,294
                                                                            -------------
Total stockholders' equity                                                  $   2,822,577
                                                                            -------------
Total liabilities and stockholders' equity                                  $   5,131,073
                                                                            =============

See accompanying notes to the financial statements.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                          Three months Ended June 30,    Six months Ended June 30,
                                          ---------------------------    --------------------------
                                              2002           2003            2002           2003
                                          -----------     -----------    -----------    -----------
                                                 (Unaudited)                   (Unaudited)
Revenue:
      Laboratory services                 $ 1,911,066     $ 2,284,038    $ 3,392,065    $ 4,401,136

Costs and expenses:
      Costs of services                       914,606       1,097,185      1,785,735      2,133,494
      Sales, general and administrative       585,775         613,944      1,050,021      1,221,983
                                          -----------     -----------    -----------    -----------
Total costs and expenses                    1,500,381       1,711,129      2,835,756      3,355,477
                                          -----------     -----------    -----------    -----------
Operating income                              410,685         572,909        556,309      1,045,659

Other income and (expense):
      Interest income                           1,208           1,525          2,740          3,109
      Other income                                                                            4,229
      Interest expense                        (14,399)        (22,244)       (33,329)       (45,939)
                                          -----------     -----------    -----------    -----------
Total other expense                           (13,191)        (20,719)       (30,589)       (38,601)
                                          -----------     -----------    -----------    -----------
Income before income taxes                    397,494         552,190        525,720      1,007,058

Provision for income taxes                          0          18,982         32,000         37,112
                                          -----------     -----------    -----------    -----------
Net income                                $   397,494     $   533,208    $   493,720    $   969,946
                                          ===========     ===========    ===========    ===========

Basic income per common share                    0.11            0.14           0.14           0.27
Diluted income per common share                  0.11            0.13           0.14           0.24


See accompanying notes to the financial statements.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                              Six Months ended June 30,
                                                              -------------------------
                                                                2002              2003
                                                              --------         --------
                                                                     (Unaudited)
OPERATING ACTIVITIES
Net income                                                     493,720          969,946
Adjustments to reconcile net income to net
   cash provided by operating activities
               Depreciation and amortization                   217,299          270,464
               Amortization of deferred compensation                --              638
               Provision for bad debts                          10,630           12,760
               Changes in operating assets and liabilities:
                    Accounts receivable                       (137,376)        (379,476)
                    Inventory                                   75,952         (107,759)
                    Prepaid expenses and other assets           10,601           12,211
                    Due to/from related parties                (14,933)          13,492
                    Accounts payable                          (136,557)           3,770
                    Accrued expenses                            11,760           14,943
                    Deferred rent                                4,662               18
                    Customer deposits                            7,572          160,861
                                                              --------         --------
Net cash provided by operating activities                      543,330          971,868

INVESTING ACTIVITIES
Purchases of property and equipment                           (127,853)        (335,769)
                                                              --------         --------
Net cash used in investing activities                         (127,853)        (335,769)

FINANCING ACTIVITIES
Principal payments on notes payable                           (369,818)              --
Principal payments on capital leases                           (95,561)        (294,277)
Proceeds from exercised stock options                           15,625          402,320
Treasury stock                                                      --         (396,766)
                                                              --------         --------
Net cash used in financing activities                         (449,754)        (288,723)
Effect of currency translation on cash                              18            1,844
                                                              --------         --------
Net increase (decrease) in cash and cash equivalents           (34,259)         349,220
Cash and cash equivalents at beginning of period               414,242          499,131
                                                              --------         --------
Cash and cash equivalents at end of period                     379,983          848,351
                                                              ========         ========


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

     Pro forma information under SFAS 123 is as follows.

                                         Three months ended          Six months ended
                                               June 30,                 June 30,
                                          2002        2003          2002          2003
                                        ---------   ---------     ---------     ---------
           Net income:
            As reported                 $ 397,494   $ 533,208     $ 493,720     $ 969,946
          Deduct: Total
               stock-based employee
               compensation expense
               determined under fair
               value method for all
               awards, net of related
               tax effects                (11,901)    (16,947)     (135,223)     (192,326)
                                        ---------   ---------     ---------     ---------

          Pro forma net income (loss)   $ 385,593   $ 516,261     $ 358,497     $ 777,620
                                        =========   =========     =========     =========

               Basic net income
                 per share:
                 As reported            $    0.11   $    0.14     $    0.14     $    0.27
                 Pro forma              $    0.11   $    0.14     $    0.10     $    0.21

               Diluted net income
                 per share:
                 As reported            $    0.11   $    0.13     $    0.14     $    0.24
                 Pro forma              $    0.11   $    0.12     $    0.10     $    0.20


The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing ("Black-Scholes") model for the 2002 and 2003 options granted with the following weighted average assumptions:


                                          Three months ended    Six months ended
                                               June 30,             June 30,
                                          2002          2003    2002        2003
                                          ----          ----    ----        ----
Volatility                                 .91          1.02     .91        1.02
Expected dividend yield                      0%            0%      0%          0%
Risk-free interest rate                    3.7%          3.1%    3.7%        3.1%
Expected life (years)                        5             5       5           5

Impact of Recent Accounting Standard

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the fiscal year beginning after June 15, 2003. The Company is currently in the process of evaluating the impact FIN 46 will have on its financial position and results of operations, if any.

2.       INVENTORY

         Inventory is work in process that includes the direct and indirect costs associated with projects that were started but not yet completed at June 30, 2003. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project, up to the point of measurement, such as the end of an accounting period. At June 30, 2003, work in process inventory was $155,601.

3.       NOTES PAYABLE

         At June 30, 2003, the Company had a revolving line of credit with a bank that provided for maximum borrowings of $600,000. Under the terms of the line, borrowings were to bear interest at the bank's prime rate (4.00% at June 30, 2003) plus 1.5%. The line of credit expired December 31, 2002 and was renewed through December 31, 2003 with the same terms as the expiring line of credit. The line of credit is secured by qualified accounts receivable of the Company. At June 30, 2003, the Company had no amounts outstanding under this line of credit. The borrowing base for this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On June 30, 2003, the Company had an available line of credit of $600,000. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. The Company was in compliance with all required covenants at June 30, 2003.

4.       COMPREHENSIVE INCOME (LOSS)

         Accumulated other comprehensive income presented on the accompanying balance sheet consists of foreign currency translation adjustments. Total comprehensive income for the three and six month periods ended June 30, 2003 was $570,482 and $987,394, respectively.

5.       EARNINGS PER SHARE

         The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:


                                                  For the three months ending     For the six months ending
                                                            June 30,                     June 30,
                                                     2002             2003          2002             2003
                                                  ---------         ---------     ---------       ---------
Weighted average common shares outstanding:       3,546,706         3,683,616     3,531,884       3,660,125
Dilutive securities - employee stock options:        70,775           550,012        80,071         444,156
                                                  ---------         ---------     ---------       ---------
Weighted average common shares outstanding
 Used for dilution:                               3,617,481         4,233,628     3,611,955       4,104,281
                                                  =========         =========     =========       =========


                           No options were excluded from either the 2002 or 2003
calculations.

6.       SEGMENT INFORMATION

         The proportion of the Company's revenue by location is as follows for the three and six month periods ended June 30, 2002 and 2003:

                Three months ended         Six months ended
                     June 30,                  June 30,
                2002         2003         2002         2003
             ----------   ----------   ----------   ----------
Sales - US   $1,445,889   $1,515,318   $2,550,842   $3,032,391
        UK      465,177      768,720      841,223    1,368,745
             ----------   ----------   ----------   ----------
             $1,911,066   $2,284,038   $3,392,065   $4,401,136

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

RESULTS OF OPERATIONS

         REVENUES. Gross revenues increased 20% from $1,911,066 to $2,284,038 for the three-month periods ended June 30, 2002 and 2003, respectively. Gross revenues increased 30% from $3,392,065 to $4,401,136 for the six-month periods ended June 30, 2002 and 2003 respectively. The increase in revenues for the quarter was the result of increased sales in most services with the largest growth occurring in the quick turnaround and high throughput sequencing services.

         COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 20% from $914,606 to $1,097,185 for the three-month periods ended June 30, 2002 and 2003, respectively. Costs of services increased 19% from $1,785,735 to $2,133,494 for the six-month periods ended June 30, 2002 and 2003, respectively. The majority of the increase was a result of increased sales revenue. Costs of services as a percentage of revenue were 48% for each of the three-month periods ending June 30, 2002 and 2003 and 53% and 48% for the six-month periods ended June 30, 2002 and 2003, respectively.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 5% from $585,775 to $613,944 for the three-month periods ended June 30, 2002 and 2003, respectively. The increase resulted mainly from increased number of territory representatives in the second quarter of 2003 as compared to the second quarter of 2002. The decrease as a percentage of revenue is attributable to fixed general and administrative costs compared to increased revenue. Sales, general and administrative expenses increased 16% from $1,050,021 to $1,221,983 for the six-month period ended June 30, 2002 and 2003, respectively. Sales, general and administrative expenses as a percentage of revenue were 31% and 27% for the three-month periods and 31% and 28% for the six-month periods ended June 30, 2001 and 2002, respectively.

         VARIABILITY OF FUTURE OPERATING RESULTS. The growth in quarterly revenues was largely attributable to increased sales in sequencing services. Although the Company expects higher and less variable revenue streams resulting from the implementation of our business strategies, the ultimate success of these changes cannot be reasonably predicted.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $543,330 and $971,868 for the six-month periods ended June 30, 2002 and 2003, respectively. This reflects an increase in operating cash flow of 79% for the six months ended June 30, 2003 over the same six months ended June 30, 2002. The positive operating cash flow for the period ending June 30, 2003 occurred mainly as a result of net income of $969,946, offset by the increase in accounts receivable invoices billed during the quarter. The Company utilized $396,766 in cash to purchase all 222,902 outstanding shares of Common Stock from Takara Shuzo Co., Ltd.

         On February 28, 2003, the Company renewed its revolving line of credit through December 31, 2003, and may continue to borrow up to $600,000 under the terms of the credit line. As of June 30, 2003, there were no amounts outstanding on this line and the Company was in compliance with all of the required financial ratios for this facility.

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT. The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2003 and the effect they are expected to have on its liquidity and capital resources:

Contractual                                          Less than                  After
Obligations                                Total       1 Year     1-3 Years    3 Years
-----------                              ----------   ---------   ----------   ----------
Revolving line of credit                $       --   $      --   $       --   $       --
Other credit facilities                         --          --           --           --
Capital lease obligations                1,267,389     570,974      696,415           --
Non-cancelable operating leases          1,066,047     192,744      328,111      545,192
                                        ----------   ---------   ----------   ----------
Total contractual obligations           $2,333,436   $ 763,718   $1,024,526   $  545,192
                                        ==========   =========   ==========   ==========
Other commercial commitments:
Revolving line of credit availability   $  600,000   $ 600,000   $       --   $       --
                                        ==========   =========    =========   ==========

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

         (A) Exhibits

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

(2) Incorporated by reference from the Company's Registration Statement on Form S-8 dated September 21, 2000, Commission File No. 333-46280.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ending September 30, 2002 filed November 5, 2002.

         (B) Reports on Form 8-K

A Form 8-K was filed on May 5, 2003 reporting the purchase by the company of 222,902 shares of Company Common Stock held by Takara Shuzo Co., Ltd. on May 2, 2003.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Lark Technologies, Inc.
                                                 (Registrant)



Date August 12, 2003                              /s/ Carl Balezentis
--------------------                       ------------------------------------
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


Date August 12, 2003                            /s/ Carl W. Balezentis
--------------------                       -------------------------------------
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


Date August 12, 2003                            /s/ Jon H. Luksich
--------------------                  ------------------------------------------
                                                    Jon H. Luksich
                                      Controller and principal financial officer

                                 EXHIBIT INDEX

         EXHIBIT
           NO.                   DESCRIPTION
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