Form 10QSB
period 2003-09-30
LARK TECHNOLOGIES INC
filed 2003-11-14
CIK 942134

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ______ to ______


                             LARK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                             73-1461841
 Incorporation or organization)                                (IRS Employer
(State or other jurisdiction of                              Identification No.)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


As of October 30, 2003, there were 3,670,284 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  [ ]    No  [X]

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003.


Part I   Financial Information (unaudited)
                                                                                             Page

       Item 1.    Financial Statements

                      Balance Sheet.........................................................    1

                      Statements of Operations..............................................    2

                      Statements of Cash Flows..............................................    3

                      Notes to Financial Statements.........................................    4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................    6

       Item 3.    Controls and Procedures...................................................    9


Part II  Other Information..................................................................    9

       Item 1.    Legal Proceedings.........................................................    9

       Item 2.    Changes in Securities.....................................................    9

       Item 3.    Defaults upon Senior Securities...........................................    9

       Item 4.    Submission of Matters to a Vote of Security Holders.......................    9

       Item 5.    Other Information.........................................................   10

       Item 6.    Exhibits and Reports on Form 8-K..........................................   10

Signatures..................................................................................   11

Certifications..............................................................................   12


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             LARK TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                                            September 30, 2003
                                                                                            ------------------
                                                                                                (Unaudited)
ASSETS
Current assets:
               Cash and cash equivalents                                                     $       1,231,692
               Accounts receivable, net                                                      $       1,561,635
               Due from related parties                                                      $          14,096
               Inventory                                                                     $          97,365
               Prepaid expenses                                                              $         162,210
                                                                                             -----------------
Total current assets                                                                         $       3,066,998

Property and equipment, net                                                                  $       2,114,922
Other assets, net                                                                            $          71,548
                                                                                             -----------------
Total assets                                                                                 $       5,253,468
                                                                                             =================
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
               Accounts payable                                                              $         217,795
               Capital lease obligations-current portion                                     $         495,420
               Accrued expenses                                                              $         274,724
               Income taxes payable                                                          $         308,214
               Customer deposits                                                             $         315,292
                                                                                             -----------------
Total current liabilities                                                                    $       1,611,445

Capital lease obligations-long term portion                                                  $         553,329
Deferred rent expense                                                                        $          37,215
                                                                                             -----------------
Total liabilities                                                                            $       2,201,989

Stockholders' equity
               Preferred stock, $0.001 par value:
                    Authorized shares - 2,000,000
                    None issued and outstanding - Common stock, $0.001 par
               value:
                    Authorized shares - 8,000,000
                    Issued shares:3,901,164 and outstanding shares:3,670,284                 $           3,901
               Additional paid-in capital                                                    $       3,070,642
               Treasury stock at cost                                                        $        (412,988)
               Deferred compensation                                                         $          (3,825)
               Accumulated other comprehensive income                                        $          48,436
               Retained earnings                                                             $         345,313
                                                                                             -----------------
Total stockholders' equity                                                                   $       3,051,479
                                                                                             -----------------
Total liabilities and stockholders' equity                                                   $       5,253,468
                                                                                             =================

See accompanying notes to the financial statements.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                              Three months Ended September 30,              Nine months Ended September 30,
                                             ---------------------------------             -------------------------------
                                                 2002                 2003                     2002               2003
                                             ---------------------------------             -------------------------------
                                                        (Unaudited)                                   (Unaudited)

Laboratory services                          $1,571,620             $2,357,352             $4,963,686           $6,758,488

   Costs of services                            814,781              1,172,523              2,600,517            3,306,017
   Sales, general and administrative            594,452                666,186              1,644,473            1,888,168
                                             ----------             ----------             ----------           ----------
                                              1,409,233              1,838,709              4,244,990            5,194,185
                                             ----------             ----------             ----------           ----------
                                                162,387                518,643                718,696            1,564,303

Other income and (expense):
   Interest income                                1,092                  2,237                  3,832                5,346
   Other income                                       -                      -                      -                4,229
   Interest expense                              (9,772)               (19,466)               (43,101)             (65,405)
                                             ----------             ----------             ----------           ----------
Total other expense                              (8,680)               (17,229)               (39,269)             (55,830)
                                             ----------             ----------             ----------           ----------
Income before income taxes                      153,707                501,414                679,427            1,508,473

Provision for income taxes                            -                258,395                 32,000              295,508
                                             ----------             ----------             ----------           ----------
Net income                                   $  153,707             $  243,019             $  647,427           $1,212,965
                                             ==========             ==========             ==========           ==========
Basic income per common share                      0.04                   0.07                   0.18                 0.33
Diluted income per common share                    0.04                   0.06                   0.18                 0.29

See accompanying notes to the financial statements.

                             LARK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                     Nine Months ended September 30,
                                                                   -----------------------------------
                                                                        2002                 2003
                                                                   --------------       --------------
                                                                               (Unaudited)
OPERATING ACTIVITIES
Net income                                                         $      647,427       $    1,212,965
Adjustments to reconcile net income to net
   cash provided by operating activities
               Depreciation and amortization                              331,318              424,913
               Amortization of deferred compensation                            -                  957
               Provision for bad debts                                     16,169               11,217
               Changes in operating assets and liabilities:
                    Accounts receivable                                    (7,333)            (219,627)
                    Inventory                                              (5,378)             (49,523)
                    Prepaid expenses and other assets                     (51,873)             (55,113)
                    Due to/from related parties                           (40,044)              16,602
                    Accounts payable                                       30,607             (219,668)
                    Accrued expenses                                        9,355              292,265
                    Deferred rent                                           6,993                   27
                    Customer deposits                                       5,462               61,118
                                                                   --------------       --------------
Net cash provided by operating activities                          $      942,703       $    1,476,133

INVESTING ACTIVITIES
Purchases of property and equipment                                $      208,252)      $     (378,070)
                                                                   --------------       --------------
Net cash used in investing activities                              $     (208,252)           ($378,070)

FINANCING ACTIVITIES
Principal payments on notes payable                                $     (420,929)                   -
Principal payments on capital leases                                     (191,897)           ($416,179)
Proceeds from exercised stock options                                      15,625              444,202
Payments for cancelled common stock shares                                      0               (4,483)
Treasury stock                                                             (1,919)            (396,766)
                                                                   --------------       --------------
Net cash used in financing activities                              $     (599,120)      $     (373,226)
Effect of currency translation on cash                                         18                7,724
                                                                   --------------       --------------
Net increase (decrease) in cash and cash equivalents               $      135,349       $      732,561
Cash and cash equivalents at beginning of period                          414,242              499,131
                                                                   --------------       --------------
Cash and cash equivalents at end of period                         $      549,591       $    1,231,692
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

Common Stock Split

  In September 2003, as a result of a reverse / forward common stock split, 15,104 shares of common stock were cancelled and the shareholders will be paid off at a rate of $4.31 per share. A liability account for $65,098 was established for this repayment process.

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

     Pro forma information under SFAS 123 is as follows:

                                                                Three months ended         Nine months ended
                                                                   September 30,             September 30,

                                                               2002          2003           2002        2003
                                                               ----          ----           ----        ----
           Net income:
            As reported                                      $153,707      $243,019      $ 647,427   $1,212,965
          Deduct: Total
               stock-based employee
               compensation expense
               determined under fair
               value method for all
               awards, net of related
               tax effects                                    (11,901)      (82,890)      (147,124)    (305,125)
                                                             --------      --------      ---------   ----------

          Pro forma net income                               $141,806      $160,129      $ 500,303   $  907,840
                                                             =========     ========      =========   ==========
               Basic net income per share:
                 As reported                                 $    0.04     $   0.07      $    0.18   $     0.33
                 Pro forma                                   $    0.04     $   0.04      $    0.14   $     0.25

               Diluted net income per share:
                 As reported                                 $    0.04     $   0.06      $    0.18   $     0.29
                 Pro forma                                   $    0.04     $   0.04      $    0.14   $     0.22

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. For options granted during the periods above, the following assumptions were used: volatility ranging from 91% to 97%, expected life of five years, risk free interest rate ranging from 2.6% to 3.7% and a dividend yield of 0%.

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

2.       INVENTORY

         Inventory is work in process that includes the direct and indirect costs associated with projects that were started but not yet completed at September 30, 2003. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project on the basis of direct labor hours incurred for the project, up to the point of measurement, such as the end of an accounting period. At September 30, 2003, work in process inventory was $97,365.

3.       NOTES PAYABLE

         At September 30, 2003, the Company had a revolving line of credit with a bank that provided for maximum borrowings of $600,000. Under the terms of the line, borrowings were to bear interest at the bank's prime rate (4.00% at September 30, 2003) plus 1.5%. The line of credit expired December 31, 2002 and was renewed through December 31, 2003 with the same terms as the expiring line of credit. The line of credit is secured by qualified accounts receivable of the Company. At September 30, 2003, the Company had no amounts outstanding under this line of credit. The borrowing base for this line of credit is equal to 80% of certain accounts receivable that are no more than 90 days old. On September 30, 2003, the Company had an available line of credit of $497,778. Under the terms of the revolving line of credit agreement, the Company is required to maintain certain financial ratios and a specific level of net worth. The Company was in compliance with all required covenants at September 30, 2003.

4.       COMPREHENSIVE INCOME

         Accumulated other comprehensive income presented on the accompanying balance sheet consists of foreign currency translation adjustments. Total comprehensive income for the three and nine month periods ended September 30, 2003 was $251,799 and $1,239,193, respectively.

5.       EARNINGS PER SHARE

         The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share: (Note the 2002 numbers have been adjusted to reflect the 15,104 shares canceled by the reverse split.)


                                                       For the three months ended   For the nine months ended
                                                              September 30,               September 30,

                                                           2002         2003           2002         2003
                                                       -------------------------   ---------------------------
Weighted average common shares outstanding:               3,564,120    3,663,333    3,532,734   3,651,192
Dilutive securities - employee stock options:                33,530      572,371       91,256     533,941
                                                          -----------------------   ---------------------
Weighted average common shares outstanding
 Used for dilution:                                       3,597,650    4,235,704    3,623,990   4,185,133

         No options were excluded from the 2002 calculations. Options to purchase 30,000 shares of common stock were not included in the 2003 computations of diluted earnings per share because the effect would be antidilutive.

6.       SEGMENT INFORMATION

         The proportion of the Company's revenue by location is as follows for the three and nine month periods ended September 30, 2002 and 2003:

                                              Three months ended            Nine months ended
                                                 September 30,                 September 30,
                                           2003            2002             2003          2002
                                        ----------      ----------       ----------     ----------
Sales - US                              $1,133,850      $1,565,548        $3,684,693    $4,597,939
        UK                                 437,770         791,804         1,278,993     2,160,549
                                        ----------      ----------       ----------     ----------
                                        $1,571,620      $2,357,352       $4,963,686     $6,758,488

7.       SIGNIFICANT AGREEMENT

         On March 20, 2003, the Company entered into a capital lease for the purchase of a new automated DNA sequencer for the US lab. Under the terms of the 36 months lease, the Company may purchase this equipment for a nominal amount at the end of the lease.

8.       INCOME TAXES

         The Company utilized their net operating loss carry-forwards during 2003 and recorded a federal tax provision of $238,689 for the period ending September 30, 2003 based on an effective rate tax rate of 20%.

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

DEFERRED TAXES--The Company has recorded a valuation allowance to reduce net deferred tax assets to zero as a result of the Company's cumulative loss position and the uncertainty of the Company's ability to realize the net deferred tax assets in the future. The Company has realized net income for the nine months ended September 30, 2003 and believes it will realize the deferred tax assets in the future. An adjustment to reduce the valuation allowance would increase net income.

RESULTS OF OPERATIONS

     REVENUES. Gross revenues increased 50% from $1,571,620 to $2,357,352 for the three-month periods ended September 30, 2002 and 2003, respectively. Gross revenues increased 36% from $4,963,686 to $6,758,488 for the nine-month periods ended September 30, 2002 and 2003 respectively. The increase in revenues for the quarter was the result of increased sales in most services with the largest growth occurring in the QPCR and quick turnaround sequencing services.

         COSTS OF SERVICES. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 44% from $814,781 to $1,172,523 for the three-month periods ended September 30, 2002 and 2003, respectively. Costs of services increased 27% from $2,600,517 to $3,306,017 for the nine-month periods ended September 30, 2002 and 2003, respectively. The majority of the increase was attributable to variable costs directly associated with increased revenue. Costs of services as a percentage of revenue were 52% and 50% for each of the three-month periods ending September 30, 2002 and 2003, respectively, and 52% and 49% for the nine-month periods ended September 30, 2002 and 2003, respectively.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 12% from $594,452 to $666,186 for the three-month periods ended September 30, 2002 and 2003, respectively. The increase resulted mainly from a higher number of territory representatives in the third quarter of 2003 as compared to the third quarter of 2002. The decrease as a percentage of revenue is attributable to fixed general and administrative costs compared to increased revenue. Sales, general and administrative expenses increased 15% from $1,644,473 to $1,888,168 for the nine-month period ended September 30, 2002 and 2003, respectively. Sales, general and administrative expenses as a percentage of revenue were 38% and 28% for the three-month periods and 33% and 28% for the nine-month periods ended September 30, 2001 and 2002, respectively.

         VARIABILITY OF FUTURE OPERATING RESULTS. The growth in quarterly revenues was largely attributable to increased sales in sequencing services. Although the Company expects higher and less variable revenue streams resulting from the implementation of our business strategies, the ultimate success of these changes cannot be reasonably predicted.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow was $942,703 and $1,471,650 for the nine-month periods ended September 30, 2002 and 2003, respectively. This reflects an increase in operating cash flow of 56% for the nine months ended September 30, 2003 over the same nine months ended September 30, 2002. The positive operating cash flow for the period ending September 30, 2003 occurred mainly as a result of net income of $1,212,965, offset by the increase in accounts receivable invoices billed during the quarter. The Company utilized $396,766 of cash to purchase all 222,902 outstanding shares of Common Stock from Takara Shuzo Co., Ltd.

         On February 28, 2003, the Company renewed its revolving line of credit through December 31, 2003, and may continue to borrow up to $600,000 under the terms of the credit line. As of September 30, 2003, there were no amounts outstanding on this line and the Company was in compliance with all of the required financial ratios for this facility.

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT. The following table summarizes the Company's contractual obligations and commercial commitments as of September 30, 2003 and the effect they are expected to have on its liquidity and capital resources:


Contractual                                                 Less than                       After
Obligations                                   Total          1 Year        1-3 Years       3 Years
---------------------------------------------------------------------------------------------------------
Revolving line of credit                 $             -     $           -
Other credit facilities                                -                 -               -              -
Capital lease obligations                      1,126,823           549,667         577,156              -
Non-cancelable operating leases                1,027,203           194,357         287,654        545,192
                                         ---------------     -------------   -------------   ------------
Total contractual obligations            $     2,154,026     $     744,024   $     864,810   $    545,192
                                         ===============     =============   =============   ============
Other commercial commitments:
Revolving line of credit availability    $       497,778     $     497,778   $          -    $          -
                                         ===============     =============   =============   ============

ITEM 3. CONTROLS AND PROCEDURES

(A)  Evaluation of disclosure controls and procedures

         Based on an evaluation of our disclosure controls and procedures as the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(B)      Changes in internal controls

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES

         The rights of holders of fewer than 100 shares of common stock of the Company on August 28, 2003 (the "Effective Date") were modified by a reverse 1-for-100 stock split (the "Reverse Split") followed immediately by a forward 100-for-1 stock split of the Common Stock (the "Forward Split") effective on that date. The effect of the Reverse Split was that each 100 shares of Common Stock registered in the name of a shareholder on the Effective Date were converted into one share of Common Stock, and the effect of the Forward Split was that each share of Common Stock outstanding upon consummation of the Reverse Split was converted into 100 shares of Common Stock. Shares of Common Stock that would have been converted into less than one share in the Reverse Split were instead converted into the right to receive a cash payment. Registered shareholders who held fewer than 100 shares of Common Stock at the time of the Reverse Split received a cash payment for the fractional shares held immediately prior to the Reverse Split equal to $4.31 per share, which was the average of the closing price per share of Common Stock on the OTC Bulletin Board for the ten consecutive trading days ending on and including the Effective Date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of Lark Technologies, Inc. held on August 28, 2003, the shareholders elected the directors named, and approved the matters described, in the proxy statement for the meeting. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter voted on at the meeting and each nominee for office were as follows:


         Matter Voted On:                                        WITHHELD OR      ABSTAIN AND
                                                     FOR           AGAINST         NON-VOTES
                                                     ---           -------         ---------
         1.  Election of directors:
                  George M. Britton                  2,926,784        175            562,471
                  David A. Lawson                    2,926,784        175            562,471
                  E.J. (Jere) Pederson               2,925,923      1,036            562,471
                  Carl W. Balezentis, Ph.D.          2,925,284      1,675            562,471
                  Peter Boatright                    2,926,777        182            562,471
                  Tim McGrath                        2,925,283      1,676            562,471

         2.  Approval of Lark Technologies,
              Inc. reverse/forward stock split.      3,019,218     33,291            436,921

         3.  Ratification of Ernst &Young LLP
              as Company's independent public
              accountants.                           3,050,526      1,508            437,396

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

           3.1(1)   Bylaws of Lark Technologies, Inc., as amended.

           3.2(1) The Certificate of Incorporation of Lark Technologies, Inc., as amended.

           3.3 Certificate of Amendment to Certificate of Incorporation of the Company effecting the Reverse Split.

           3.4 Certificate of Amendment to Certificate of Incorporation of the Company effecting the Forward Split

           4.1(2) Lark Technologies, Inc. 2000 Stock Option Plan adopted by the Company.

           4.2(3) Lark Technologies, Inc. 2002 Stock Option Plan adopted by the Company.

          31.1 Certification of Carl W. Balezentis, President and Chief Executive Officer of the Company, as required pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Jon H. Luksich, Principle Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification of Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(2) Incorporated by reference from the Company's Registration Statement on Form S-8 dated September 21, 2000, Commission File No. 333-46280.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ending September 30, 2002 filed November 5, 2002.

         (B) Reports on Form 8-K

                  No Form 8-K reports were filed during the quarter ending September 30, 2003.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Lark Technologies, Inc.
                                             (Registrant)



Date: November 14, 2003                          /s/ Carl W. Balezentis
-----------------------                 ---------------------------------------
                                                  Carl W. Balezentis
                                        President and Chief Executive Officer

                               INDEX TO EXHIBITS


           2.1(1) The Agreement of Merger of November 18, 1994, between Lark Technologies, Inc. and Lark Sequencing Technologies, Inc. providing for the merger of Lark Sequencing Technologies, Inc. into the Company.

           3.1(1)   Bylaws of Lark Technologies, Inc., as amended.

           3.2(1) The Certificate of Incorporation of Lark Technologies, Inc., as amended.

           3.3 Certificate of Amendment to Certificate of Incorporation of the Company effecting the Reverse Split.

           3.4 Certificate of Amendment to Certificate of Incorporation of the Company effecting the Forward Split

           4.1(2) Lark Technologies, Inc. 2000 Stock Option Plan adopted by the Company.

           4.2(3) Lark Technologies, Inc. 2002 Stock Option Plan adopted by the Company.

          31.1 Certification of Carl W. Balezentis, President and Chief Executive Officer of the Company, as required pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Jon H. Luksich, Principle Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification of Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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