Form 10KSB
period 2003-12-31
LARK TECHNOLOGIES INC
filed 2004-03-30
CIK 942134

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934    For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ending December 31, 2003 were $9,028,382.

The aggregate market value of the voting stock held by non-affiliates is $21,261,263 based on a closing price of $5.75 on March 29, 2004

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

As of March 29, 2004, there were 3,697,611 shares of Common Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]
================================================================================

                             LARK TECHNOLOGIES, INC.

                              INDEX TO FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

                                                                                                         Page
                                                                                                         ----
Part I
     Item 1.   Description of Business ....................................................                1

     Item 2.   Description of Property ....................................................                7

     Item 3.   Legal Proceedings ..........................................................                7

     Item 4.   Submission of Matters to a Vote of Security Holders ........................                7

Part II
     Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchases of Equity Securities .......................                8

     Item 6.   Management's Discussion and Analysis or Plan of Operations .................                8

     Item 7.   Financial Statements .......................................................               11

                        Balance Sheet .....................................................               13

                        Statements of Operations ..........................................               14

                        Statements of Cash Flows ..........................................               16

                        Notes to Financial Statements .....................................               18

     Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure .................................................................               27

     Item 8A.  Controls and Procedures ....................................................               27

Part III
     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act ..........................               27

     Item 10.  Executive Compensation .....................................................               29

     Item 11.  Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters ............................................               31

     Item 12.  Certain Relationships and Related Transactions .............................               32

     Item 13.  Exhibits and Reports on Form 8-K ...........................................               32

     Item 14.  Principal Accountant Fees and Services .....................................               33

Signatures ................................................................................               34

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

         In December 2003, the Company entered into an Agreement and Plan of Merger with Genaissance Pharmaceuticals, Inc. ("Genaissance") under which Lark would be acquired by Genaissance in a stock-for-stock exchange. Each Lark shareholder will receive 1.81 shares of Genaissance common stock for each share held of Lark. A joint proxy statement/prospectus describing the proposed merger has been sent to the shareholders of both companies. The shareholder meetings to approve the proposed merger are scheduled to take place on April 1, 2004. Upon approval of the merger by the shareholders of both companies, the merger will be consummated and Lark will become a wholly owned subsidiary of Genaissance. Reference is made to the joint proxy statement/prospectus for a full description of the background, reasons for and terms of the proposed merger with Genaissance.

         BUSINESS OF LARK. Lark is a leader in providing contract molecular biology services to the pharmaceutical, biotechnology and agbio industries. Research organizations and drug development institutions worldwide use Lark's services to accelerate their efforts in bringing products to the market. Lark's contract research service portfolio consists of over a hundred different molecular biology services in the areas of Nucleic Acid Extraction Services, DNA Sequencing Services, Genetic Stability Testing Services, Gene Expression and Detection Services, and Custom Molecular Biology Services. A highly trained and educated scientific staff working in a facility that is compliant with the Food and Drug Administration's ("FDA") Good Laboratory Practices ("GLP") performs all of these services.

         The Company's principal executive offices are located at 9441 W. Sam Houston Pkwy South, Suite 103, Houston, Texas 77099. The Company's telephone number at that address is (713) 779-3663 and the Company's website address is http://www.lark.com. The Company's stock is traded on the OTC Bulletin Board under the symbol LRKT. Periodic SEC filings, including the Company's annual reports on form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available through the Company's web site free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

     - FDA SUBMISSION QUALITY SEQUENCING. Projects completed by Lark for FDA submission are guaranteed to be 100% accurate with 100% four-fold coverage of the region of interest. Results are presented in a comprehensive report that can be incorporated into an application to be submitted to the FDA or other regulatory agency. With the increase in therapeutic targets resulting from the genomics effort combined with the increasing FDA requirements for sequence verification, the Company anticipates the growth for these services to exceed the industry average for all services.

     - SINGLE PASS QUICK TURNAROUND ("QT") SEQUENCING. The single pass service is designed to give customers a "quick look" at high accuracy double or single strand sequence data from one or multiple clones in a short timeframe. Typically, these services have a 1 to 10 day turnaround depending upon the size of the clone to be sequenced. This service represents the bulk of the sequencing projects performed by Lark. The Company has divided this into two services, one of which will represent the "true" quick turnaround service or "express service", which typically has a 1 to 2 day turnaround, and a custom sequencing service which represents the remainder of the QT business. The keys to continued success in the quick turnaround market include penetration of the academic market, introduction of a LIMS (Laboratory Information Management System), the upgrade and automation of the other laboratory equipment, and streamlining of the sample processing steps in the laboratory. The Company anticipates experiencing the fastest growth for this service based on the available market share and increasing needs for this service.

     - HIGH VOLUME SEQUENCING SERVICES. Lark's high volume sequencing services typically involve sequencing thousands of selected clones from a genomic or expressed sequence tag ("EST") library utilizing high throughput automated systems. The libraries are provided by the customers and usually consist of clones from a specific genome of interest. Capacity and cost-effective analysis are the key components to successfully growing this service. The Company believes that the need for this type of service will continue through the next decade as efforts to complete the genomes of model organisms continues and additional plant, animal and microbial genomes are targeted. The introduction of fully automated instrumentation is essential to remaining competitive in this market segment and Lark believes this service has become fully commoditized.

     - LARGE SCALE GENOMIC SEQUENCING SERVICES. Lark has developed the capability to construct libraries from a variety of genomic constructs and assemble them into full-length sequences, allowing for the sequencing of very large pieces of DNA, which can represent hundreds or thousands of genes. Lark applies a shotgun strategy to randomly produce plasmid clones from cosmids, bacterial artificial chromosomes ("BACs") and phage artificial chromosomes ("PACs") to sequence using automated sequencing technology. The Company assembles these random fragments into a single large consensus sequence and closes any missing sequence applying gap closure strategies. The need for genomic sequencing services is expected to grow significantly as clients seek to obtain more information surrounding the gene of interest.

GENETIC STABILITY TESTING ("GST") SERVICES

         Lark introduced genetic stability testing as a product offering in 1996 to assist clients in meeting the regulatory guidelines established for development and maintenance of specific genetically engineered biotechnology products. Lark analyzes and provides a comprehensive report on the genetic integrity of cell banks used to produce recombinant proteins, monoclonal antibodies, gene therapy, and vaccine products, which is essential to creating a reliable process, producing a pure biologic product in high yield. The Company believes the need for these services is growing rapidly with the number of biotechnology products entering the clinical development pipeline. The FDA is requiring this work be performed according to GLP guidelines, a key differentiating feature of Lark's services. True GLP guidelines are not commonly followed in research laboratories and many service laboratories due to the rigorous demands of documentation and adhesion to the quality assurance regulations. Lark's entire laboratory operates according to GLPs but it is particularly important for performing each of the genetic stability testing services described below. Lark is currently transitioning from a strictly GLP compliance level to the additional requirements of a GMP compliance level in accordance with the regulations and guidelines provided by the FDA and the International Conference on Harmonization (ICH Q7A). This increased level of compliance is a result of increased demand by Lark clientele and a commitment to the continuous improvement of the Company's quality and testing systems.

     - DNA SEQUENCING. Direct sequencing of the plasmid isolated from the cell bank used to produce recombinant products would be the ideal template. However, the quantity of plasmid required makes this strategy impractical, as it would sacrifice a large number of valuable vials of cell banks. Lark has developed a number of alternative strategies to circumvent this issue and provide clients with complete sequence data.

     - COPY NUMBER. Copy number is a service to monitor the number of gene expression constructs contained in a cell throughout the production cycle of a product. The FDA looks for consistency in copy number to ascertain the stability of the manufacturing process. Clients also monitor copy number to evaluate the production efficiencies of their cell banks in order to mitigate additional costs. Demonstrating that cells experience predictable changes in expression system copy number during production scale-up assures regulatory authorities that the process is well controlled.

     - INSERTION NUMBER. Insertion number is similar to copy number but is an additional analysis that is utilized to measure a eucaryotic cell bank's stability. During cell line construction, the essentially random process of DNA integration can lead to several types of products. As with prokaryotic copy number analysis, companies also monitor to ensure optimal production efficiencies.

     - PLASMID LOSS OR REARRANGEMENT. For plasmid-based gene expression systems, the loss or rearrangement of the plasmid can be a major practical problem in high yielding strains. The accumulation of cells lacking the expression system, or with damaged plasmids, can severely affect the productivity of a fermentation run. Lark has developed a number of assays to detect the percentage of cells missing or with a loss or rearrangement of the plasmid.

     - PHAGE DETECTION. Phages are bacterial viruses, which can kill or alter the bacterium's growth cycle or expression levels. Lark's phage detection service is designed to detect contamination of a prokaryotic cell bank by either lysogenic or lytic phage. Phage contamination can be extremely detrimental to the production process by interfering with production efficiencies and purification steps of the end product. Phages are difficult to eliminate from a manufacturing environment making upfront analysis imperative.

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

     - PCR ANALYSIS. This method is recognized as the "gold standard" for GMO testing. The Polymerase Chain Reaction ("PCR") is a sophisticated DNA-based technology that is internationally recognized as the fastest, most accurate method for detecting and quantifying products of agricultural biotechnology.

     - SOUTHERN BLOT ANALYSIS. Lark will use standard Southern blot analysis for restriction enzyme fragment analysis or mapping of known insertion and gene expression analysis. While PCR analysis is certainly the fastest and most accurate method for detecting the presence of a GMO event, only the Southern blot method can provide information regarding quality and quantity of these events.

     - SEQUENCE VERIFICATION OF THE EXPRESSION CASSETTE. Direct sequencing of the GMO event can provide a level of detail of the GMO event, which cannot be achieved by either PCR analysis or Southern Blot Analysis. Sequence verification can ensure that the quality of the expression cassette has been maintained at the DNA level guaranteed to be 100% accurate with 100% double stranded coverage for that region.

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

     - QUANTITATIVE POLYMERASE CHAIN REACTION ("QPCR"). Lark's QPCR service provides highly accurate gene sequence detection. The method is a powerful tool for analyzing the distribution and expression of target DNA or RNA in a high throughput format. This service has a broad number of applications in biotechnology product development including gene therapy distribution and expression analysis, drug response studies, mutation detection, and expression system development. The ability to specifically and accurately track target sequences of interest will have a significant impact on the monitoring requirements established by the regulatory agencies for a variety of biotechnology-based products.

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

     - NUCLEIC ACID EXTRACTION SERVICES. All of Lark's services involve manipulation of nucleic acids, the starting material for molecular biology research and development. Nucleic acids are the DNA and RNA contained in the cells of organisms. Lark both extracts and purifies the nucleic acids from its clients' samples or receives them already prepared by its clients. Lark has developed a variety of extraction procedures to analyze DNA and/or RNA from blood, tissue, and other fluids as well as, bacterial, plant and cell culture samples. The Company has established the facilities and personnel training necessary to extract nucleic acids from human, animal and plant origin. The ability to process these samples in a high throughput format has been established for numerous sample sources such as blood and continues to develop processes for other sample types.

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

     - SUBCLONING. Subcloning is a procedure used to transfer a DNA region of interest into a vector that is more suitable for procedures such as DNA sequencing and gene expression. Although subcloning is a common method used in genetic research, it can be a less than obvious process. Lark can provide a strategy for subcloning a variety of different sequence fragments, including PCR products, into standard vector systems. Once in a standard vector system, the customer can more readily manipulate the clone for specific applications of interest.

     - LIBRARY SCREENING. During the gene discovery process, customers may find only a portion of a gene of interest. Lark can use such a gene fragment to screen a library of clones and isolate the full-length cDNA of interest. Lark can also search a library to find homologous genes in related species or isolate the genomic equivalent of a DNA.

     - POLYMERASE CHAIN REACTION (PCR). PCR can be used to amplify a specific sequence of interest from plasmid, viral, or genomic DNA. The amplified fragment can be used as a probe, part of a plasmid construction, or for direct DNA sequencing identification. Lark also has the expertise to provide reverse transcription PCR ("RT-PCR") for amplification of an RNA product.

     - DNA PREPARATION. Many of Lark's customers need large amounts of DNA for sequencing or probe generation. Lark has the ability to prepare plasmid DNA or phage DNA on a large-scale basis for its customers.

         BUSINESS STRATEGY. The Company plans to expand its leadership position as a high quality molecular biology Contract Research Organization ("CRO") on a global basis by:

     -   refining sales efforts to target new customers

     - developing its current customer base and leveraging high level of repeat business

     - continued expansion into continental Europe by focusing its sales efforts on countries outside of the UK

     - growing existing molecular biology service business to support the high growth genomics industry

     - applying molecular biology expertise to new and expanding market opportunities

     - updating instrumentation and automation capabilities to compete with other state of the art CROs

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

CONTINUED EXPANSION INTO CONTINENTAL EUROPE BY FOCUSING ITS SALES EFFORTS ON COUNTRIES OUTSIDE OF THE UK

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

         Lark's technology development group evaluates an ongoing list of new services to bring to market at an average rate of two per year. The Company prioritizes these service opportunities based upon a number of criteria including requests from clients, competitive advantages, regulatory requirements, emerging market opportunities, market size and time to market.

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

MARKET OVERVIEW AND COMPETITION

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

         Several factors influence the current competitive business conditions faced by the Company. First, the total amount of DNA sequencing is increasing due to genome sequencing initiatives, and competitive pressures in the pharmaceutical industry. Major pharmaceutical companies have made significant financial commitments to gene therapy approaches. These approaches are maturing and may require demonstration of genetic stability before or during clinical trials. For example, there are currently over 60 biotech products in the marketplace and over 2,000 in clinical trials, and a significantly higher number in preclinical development, all of which potentially require FDA submission sequencing in support of a demonstration of genetic stability. Additionally, companies in both the pharmaceutical and biotechnology sectors are facing increasing competitive pressures to reduce fixed expenditures. Pharmaceutical companies are increasingly outsourcing routine procedures to maximize the innovative aspects of their internal efforts. The biotechnology sector has accepted the virtual company model, which supports further outsourcing of routine development efforts.

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

         The Company faces several types of competition. The first is individual researchers capable of performing the work themselves rather than contracting it out. A similar type of competition is that of the core lab, either in an academic setting or within a large company, which can provide services at a much-reduced rate due to subsidies of its overhead expenses. These first types of competition are difficult to overcome due to the perception of significantly lower costs. There are several smaller companies attempting to copy Lark's footprint for success, which offer DNA sequencing, and/or related molecular biology services. Finally, new entrants in the genomics sequencing market have arisen. These companies typically focus on high throughput, high volume sequencing services, whereas Lark offers a wide breadth of custom sequencing services.

         The Company markets its services mainly through direct contact with potential clients, attendance at trade shows and scientific conferences, and client referrals. The Company's sales staff in the United States and in its European branch office is compensated with base salaries and commissions based on performance.

         RAW MATERIALS. The principal suppliers of raw materials for the Company's services are laboratory supply companies. The Company believes that there are sufficient alternate suppliers available such that raw materials will be available in sufficient quantities and at reasonable cost for the foreseeable future.

         CUSTOMERS. The Company provides services to researchers at a large number of public and private institutions and business entities. One single client represented more than 10% of the Company's business in 2003.

         PATENTS AND PROPRIETARY TECHNOLOGY. The Company actively seeks patent protection in the U.S. and in significant foreign countries for inventions and technologies for which it deems such protection commercially advisable. In connection with its senescence gene discovery program, the Company currently has licensed rights to one issued U.S. patent and shared ownership in another patent application. The Company believes that this patent protection is important to its senescence technology, but not essential to the overall success of the Company. The Company can make no assurances that these applications will be approved, that similar patents have not been or will not be issued, or that any patent issued to the Company will not be circumvented or infringed. In connection with its senescence gene discovery program, the Company is subject to certain performance and royalty arrangements as described in Note 8 of the financial statements. Lark does not believe that additional patents will be approved or that there is significant commercial value in the senescence gene program.

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

         The Company is, by nature of its work, privy to certain confidential information of its customers. In order to attract and maintain clients the Company enters into confidentiality agreements with its customers, as both parties deem appropriate. There can be no assurance that such confidential information will not be disclosed or that similar trade secrets or expertise will not be independently developed, or that access to such information could not be gained inadvertently, which could result in Company liability if a client is damaged in violation of a confidentiality agreement with the Company.

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

         By virtue of its work in support of its client's submissions to the FDA and other regulatory bodies, the Company is subject to inspections by the FDA and other federal, state and local agencies regarding specific FDA submission projects it has worked on. Regulatory affairs audit teams from its pharmaceutical and biotech clients frequently inspect the Company's facilities and procedures to ascertain whether the Company complies with applicable regulations. To date, the Company has not been found in material noncompliance with the FDA or customer requirements of a GLP compliance level. If significant violations were discovered during a client or governmental inspection, the Company might be restricted from undertaking additional submission projects until the violations were remedied. In the event that remedying such violations required significant time or financial resources, such violations could have a material adverse impact upon the Company.

         GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL LAWS. The Company is subject to regulations concerning laboratory and occupational safety practices, the use and handling of hazardous chemicals and radioisotopes, and environmental protection. The Company believes that it is in general compliance with such applicable federal, state and local regulations and estimates the costs to comply with these regulations will not be material.

         EMPLOYEES. As of December 31, 2003, the Company had a total of 53 full time employees of which 38 were based in the US and 15 were based in the UK. The Company believes that its employee relations are good, but can make no assurances that it will continue to be able to attract and retain qualified employees. The Company also has engaged the services of consultants when appropriate.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases 15,544 square feet of office and laboratory space for its corporate headquarters in Houston, Texas pursuant to a lease, which expires December 31, 2009. The Company has the first right of refusal to lease approximately 10,000 contiguous additional square feet. The Company also leases office space for its European branch office in Saffron Walden, England pursuant to a lease which expires March 31, 2004. The Company carries commercial insurance, which it deems sufficient to cover loss of lab equipment or occupancy privileges.

ITEM 3. LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         The Common Stock of the Company has been quoted on the OTC Bulletin Board under the symbol LRKT (formerly LDNA) since the fourth quarter of 1995. As reported on the Over-the-Counter Bulletin Board, the high and low bid information for each quarter of 2002 and 2003 are shown in the following table. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

STOCK PRICES

                                          2002                      2003
                                    ----------------          ----------------
                                     High       Low           High        Low
                                    -----      -----          -----      -----
Quarter Ending March 31,            $2.05      $0.96          $1.96      $1.40
Quarter Ending June 30,             $2.00      $1.24          $5.35      $1.85
Quarter Ending September 30,        $1.59      $0.75          $5.25      $3.80
Quarter Ending December 31,         $1.70      $1.01          $5.60      $4.20

         As of December 31, 2003, there were approximately 160 holders of record of the Common Stock.

         The Company has never paid dividends on its Common Stock, and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and the accompanying Notes herein, and is qualified entirely by the foregoing and by other more detailed financial information appearing elsewhere.

         OVERVIEW. The Company's revenues are derived through provision of DNA sequencing and related molecular biology services to researchers in the pharmaceutical, biotechnology, agri-technology and related industries. Quarterly fluctuations in revenues arise primarily from variations in contract status with customers. In addition, the majority of customer projects are individual orders for specific projects ranging in value from $6,000 to $140,000. Engagement for successive work is highly dependent upon the customer's satisfaction with the services provided to date. The Company is unable to predict for more than a few months in advance the number and size of future projects in any given period. Thus, timing of new projects could have a significant impact on financial results in any given period. The impact of the unpredictable project fluctuations from customers can result in very large fluctuations in financial performance from quarter to quarter.

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

Deferred Taxes -- At December 31, 2002, the Company had a valuation allowance of $289,586 recorded against its net deferred tax asset. At December 31, 2003, the Company released the valuation allowance because management believes, based on the weight of available evidence, that it is more likely than not that the Company's net deferred tax asset will be realized in the future. Consequently, the adjustment to reduce the valuation allowance increased net income.

RESULTS OF OPERATIONS

         Revenues. Revenues increased 35% from $6,692,305 to $9,028,382 for the years ended December 31, 2002 and 2003, respectively. The growth came from increases in most product lines, including areas relating to genomic DNA sequencing, with the fastest growth occurring in the UK custom sequencing.

         Costs of Services. Costs of services consist primarily of labor and laboratory supplies. Costs of services increased 21% from $3,662,096 to $4,424,400 for the years ended December 31, 2002 and 2003, respectively. The majority of the increase in cost of services can be attributed to increased revenues. Increases in costs included labor, equipment maintenance and repair, equipment rent, and depreciation. Costs of services as a percentage of revenue were 55% and 49% for the years ended December 31, 2002 and 2003, respectively. This decrease in cost of services as a percentage of revenue is attributable to the increased revenues.

         Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related costs, depreciation, amortization, legal and professional costs, rent, travel, and advertising. Sales, general and administrative expenses increased 26% from $2,209,890 to $2,794,228 for the years ended December 31, 2002 and 2003, respectively. The increase is mostly a result of increased sales personnel salaries both in the US and Europe. Sales, general and administrative expenses as a percentage of revenue were 33% and 31% for the years ended December 31, 2002 and 2003, respectively. This decrease is attributable to the increased revenues.

         Other Income (Expenses). Other income and (expense) consists primarily of interest income, interest expense and other income and was within management's expectations for the year ended December 31, 2003, increasing 34% from ($60,725) expense to ($81,438) expense for the years ended December 31, 2002 and 2003, respectively. The increase in expense was attributable to additional interest expense for a new capital lease for a new sequencer.

         Provision for Income Taxes. The Company recorded an income tax expense of $34,645 in 2002 and $285,973 in 2003. The effective tax rate was 5% for fiscal year 2002 and 17% for fiscal year 2003. The increase in effective tax rate in 2003 is due to the fact that the Company is now paying federal income taxes and with the $717,394 increase in net income, the effective tax rate was higher in 2003 than in 2002. As of the end of the second quarter of 2003 the Company has fully utilized its federal income tax loss carryforward as a result of sustained profitability over the past few years.

         As of December 31, 2003, the Company had net deferred tax assets of approximately $164,237. Net deferred tax assets primarily relate to revenue that has been recognized for income tax purposes but deferred for financial reporting purposes together with reserves and accruals that have been recognized for financial reporting purposes but not for income tax purposes. At December 31, 2003, the Company had no federal net operating loss carryforwards remaining.

VARIABILITY OF FUTURE OPERATING RESULTS

         The growth in annual revenues was largely attributable to increased revenues in each quarter over respective quarters in 2003. Although the Company expects higher and less variable revenue streams resulting from the implementation of our business strategies, the ultimate success of these changes cannot be reasonably predicted.

         LIQUIDITY AND CAPITAL RESOURCES. Operating cash flow provided was $1,042,591 and $1,919,521 for the years ended December 31, 2002 and 2003, respectively. The operating cash flow was due largely to the increase in net income, accounts payable, and customer deposits in 2003 for projects both in the U.S. and the U.K.

         During 2003, net cash used in investing activities was $469,689 for property and equipment additions in order to support the current and expected increase in revenues made possible by the addition of the new services and receipt of a large contract.

         The Company had no bank debt at December 31, 2003. The Company had a line of credit with its principal bank, which expired December 31, 2003 and which the Company determined not to extend or replace because of its strong cash position and the expectation that the merger with Genaissance would be completed early in 2004.

         Management anticipates that additional capital expenditures necessary to support the Company's operating growth can be funded through operating profits, and that new credit facilities could be obtained if the need arose. Upon approval of the proposed merger with Genaissance on April 1, 2004, Lark will become a wholly owned subsidiary of Genaissance and have the resources of that company to support its operating growth. The Company's planned operating growth will occur through a higher degree of automation made possible by equipment additions and upgrades.

Contractual Obligations and Commercial Commitment--The following table summarizes the Company's contractual obligations and commercial commitments as of December 31, 2003 and the effect they are expected to have on its future liquidity and capital resources:

          Contractual                                  Less than                           After
          Obligations                    Total           1 Year         1-3 Years         3 Years
-------------------------------       ----------       ----------       ----------       ----------
Capital lease obligations             $  960,709       $  502,813       $  457,896       $        -
Non-cancelable operating leases          984,737          179,287          338,143          467,307
                                      ----------       ----------       ----------       ----------
Total contractual obligations         $1,945,446       $  682,100       $  796,039       $  467,307
                                      ==========       ==========       ==========       ==========

         The Company anticipates moving its European operations from the current location toward the middle of the second quarter of 2004 as the lease expired March 31, 2003 and a long-term renewal cannot be secured at the current location. The Company estimates that it will incur expenses associated with relocation of approximately $170,000 and an increase in the cost of lease space of approximately $51,000 per year.

MATERIAL COMMITMENTS

         The Company currently has no other undisclosed outstanding material commitments.

ITEM 7. FINANCIAL STATEMENTS

                             LARK TECHNOLOGIES, INC.

                          Index to Financial Statements
                     Years ended December 31, 2002 and 2003

                                    Contents

                                                                                    Page
                                                                                    ----
Report of Independent Auditors.............................................          12

Financial Statements

              Balance Sheet as of December 31, 2003........................          13

              Statements of Operations for
                  Years Ended December 31, 2002 and 2003 ..................          14

              Statements of Stockholders' Equity for
                  Years Ended December 31, 2002 and 2003 ..................          15

              Statements of Cash Flows for
                  Years Ended December 31, 2002 and 2003 ..................          16

Notes to Financial Statements..............................................          18

                         REPORT OF INDEPENDENT AUDITORS

Lark Technologies, Inc.
Board of Directors and Stockholders

We have audited the accompanying balance sheet of Lark Technologies, Inc. (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lark Technologies, Inc. at December 31, 2003, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                     ERNST & YOUNG LLP

Houston, Texas
March 1, 2004

                             LARK TECHNOLOGIES, INC.

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2003

ASSETS

Current assets:

               Cash and cash equivalents                                                  1,459,052
               Accounts receivable (net of allowance for doubtful accounts of$37,922)     1,519,727
               Due from related parties                                                       8,749
               Inventory                                                                    160,371
               Deferred taxes                                                               378,375
               Prepaid expenses                                                             136,883
                                                                                         ----------
Total current assets                                                                      3,663,157

Property and equipment, net                                                               2,047,424
Other assets, net                                                                            51,772
                                                                                         ----------
Total assets                                                                              5,762,353
                                                                                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

               Accounts payable                                                             588,877
               Capital lease obligation, current portion                                    458,161
               Accrued expenses                                                             216,639
               Customer deposits                                                            303,114
               Taxes Payable                                                                154,107
                                                                                         ----------
Total current liabilities                                                                 1,720,898

Capital lease obligation, less current portion                                              442,399
Deferred rent expense                                                                        37,224
Deferred taxes                                                                              214,138
                                                                                         ----------
Total long term liabilities                                                                 693,761
                                                                                         ----------
Total liabilities                                                                         2,414,659

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
               Preferred stock, $0.001 par value:
                   Authorized shares - 2,000,000
                   None issued or outstanding                                                     -

               Common stock, $0.001 par value:
                   Authorized shares - 8,000,000
                   Issued shares - 3,909,639
                   Outstanding shares - 3,678,759                                             3,910
               Additional paid-in capital                                                 3,132,282
               Treasury stock at cost -230,880 shares                                      (412,988)
               Deferred compensation                                                         (8,850)
               Accumulated comprehensive income, net of taxes                                58,649
               Retained earnings                                                            574,691
                                                                                         ----------
Total stockholders' equity                                                                3,347,694
                                                                                         ----------
Total liabilities and stockholders' equity                                                5,762,353
                                                                                         ----------

See accompanying notes.

                            LARK TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                   Years ended December 31,
                                              -----------------------------------
                                                 2002                    2003
                                              -----------             -----------
Revenue:
               Laboratory Services            $ 6,692,305             $ 9,028,382

Costs and expenses:
               Costs of services                3,662,096               4,424,400
               Sales, general and
               administrative                   2,209,890               2,794,228
                                              -----------             -----------
Total costs and expenses                        5,871,986               7,218,628
                                              -----------             -----------
Operating income (loss)                           820,319               1,809,754

Other income and (expense):
               Interest income                      4,771                   7,990
               Other income                             -                   6,229
               Interest expense                   (65,496)                (83,329)
               Other expense                            -                 (12,328)
                                              -----------             -----------
Total other income (expense)                      (60,725)                (81,438)
                                              -----------             -----------
Income before income taxes                        759,594               1,728,316

Provision for income taxes                         34,645                 285,973
                                              -----------             -----------
Net income                                    $   724,949             $ 1,442,343
                                              ===========             ===========

Net Income per share:
               Basic                          $      0.20             $      0.39
                                              ===========             ===========
               Diluted                        $      0.20             $      0.34
                                              ===========             ===========

See accompanying notes.

                             LARK TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 THRU 2003

                                                             Common Stock       Additional
                                                            Shares     At Par    Paid-in          Treasury Stock
                                                         Outstanding   Value     Capital      Shares       At Cost
                                                         --------------------   -----------------------------------
BALANCE AT DECEMBER 31, 2001                               3,521,398   $3,521   $2,670,344      4,500     ($  4,946)
                                                         ====================   ===================================

  Warrants exercised                                          62,500       63       15,562
  Treasury Stock                                                                                3,478       (11,277)
  Deferred compensation                                                              5,949
  Amortized deferred compensation
  Currency translation gain
  Net Income

  Comprehensive income

                                                         --------------------   -----------------------------------
BALANCE AT DECEMBER 31, 2002                               3,583,898   $3,584   $2,691,855      7,978     ($ 16,223)
                                                         ====================   ===================================

  Options exercised                                          343,450      344      460,689
  Fractional shares cancelled                                (17,709)     (18)     (76,321)
  Treasury Stock                                                                              222,902      (396,765)
  Amortized deferred compensation
  Deferred compensation                                                             36,559
  Compensation expense for non-employee options                                     19,500
  Currency translation gain
  Net Income
  Comprehensive income

                                                         --------------------   -----------------------------------
BALANCE AT DECEMBER 31, 2003                               3,909,639   $3,910   $3,132,282    230,880     ($412,988)
                                                         ====================   ===================================

                                                                          Accumulated
                                                           Deferred      Comprehensive        Retained
                                                         Compensation     Gain/(Loss)    Earnings (Deficit)    Total
                                                         --------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                                     -         ($ 6,012)        ($1,592,601)     $1,070,306
                                                         ==============================================================

  Warrants exercised                                                                                             15,625
  Treasury Stock                                                                                                (11,277)
  Deferred compensation                                     (5,949)                                                   -
  Amortized deferred compensation                            1,168                                                1,168
  Currency translation gain                                                  28,220                              28,220
  Net Income                                                                                    724,949         724,949
                                                                                                             ----------
  Comprehensive income                                                                                          753,169

                                                         --------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                               ($4,781)         $22,208         ($  867,652)     $1,828,991
                                                         ==============================================================

  Options exercised                                                                                             461,033
  Fractional shares cancelled                                                                                   (76,339)
  Treasury Stock                                                                                               (396,765)
  Amortized deferred compensation                            1,275                                                1,275
  Deferred compensation                                     (5,344)                                              31,215
  Compensation expense for non-employee options                                                                  19,500
  Currency translation gain, net of taxes                                    36,441                              36,441
  Net Income                                                                                  1,442,343       1,442,343
                                                                                                             ----------
  Comprehensive income                                                                                        1,478,784

                                                         --------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                               ($8,850)         $58,649             574,691      $3,347,694
                                                         ==============================================================

See accompanying notes.

                             LARK TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                     Years ended December 31,
                                                                ---------------------------------
                                                                    2002                 2003
                                                                -----------           -----------
OPERATING ACTIVITIES
Net income                                                      $   724,949             1,442,343
Adjustments to reconcile net income
   to net cash provided by operating activities
          Depreciation and amortization                             472,308               572,430
          Amortization of deferred compensation                       1,168                 1,275
          Non-employee compensation                                       -                19,500
          Employee compensation expense                                   -                31,215
          Provision for losses on accounts receivables               19,104                 2,415
          Gain/loss on disposal of fixed assets                           -                12,328
          Changes in operating assets and liabilities:
               Accounts receivable                                 (247,022)             (175,714)
               Inventory                                             36,998              (112,529)
               Prepaid expenses                                      (1,082)              (10,010)
               Other assets                                               -                  (728)
               Due from related parties                             (36,567)               21,949
               Accounts payable                                      85,754               147,320
               Accrued expenses                                      80,648               (68,693)
               Taxes payable                                              -               154,107
               Deferred rent                                          9,324                    36
               Deferred taxes                                             -              (164,237)
               Deposits                                            (102,991)               46,514
                                                                -----------           -----------
Net cash provided by (used in) operating activities             $ 1,042,591             1,919,521

INVESTING ACTIVITIES
Purchases of property and equipment                                (272,500)             (529,689)
Proceeds from sale of fixed assets                                                         60,000
                                                                -----------           -----------
Net cash used in investing activities                              (272,500)             (469,689)

FINANCING ACTIVITIES
Principal payments on notes payable                                (420,929)                    -
Repayment on capital lease obligations                             (296,841)             (564,369)
Proceeds from exercised options                                      15,625               461,033
Payments for cancelled shares of common stock                             -               (24,709)
Treasury stock                                                      (11,277)             (396,765)
                                                                -----------           -----------
Net cash used in financing activities                              (713,422)             (524,810)
Effect of currency translation on cash                               28,220                34,899
                                                                -----------           -----------
Net increase in cash and cash equivalents                            84,889               959,921
Cash and cash equivalents at beginning of year                      414,242               499,131
                                                                -----------           -----------
Cash and cash equivalents at end of year                        $   499,131             1,459,052
                                                                ===========           ===========

See accompanying Notes

                             LARK TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                         Years ended December 31,
                                                                      -----------------------------
                                                                        2002                 2003
                                                                      --------              -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                          $ 65,496               83,329
    Income taxes                                                        16,544              345,699
Noncash investing activities:
    Capital leases to acquire property and equipment                  $914,457              300,605
    Prepaid maintenance contract on equipment under lease             $ 51,066               33,774

See accompanying notes.

                             LARK TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

         Lark Technologies, Inc., a Delaware corporation (the "Company" or "Lark"), was formed on November 16, 1994, as a wholly-owned subsidiary of SuperCorp Inc. ("SuperCorp"), for the purpose of merging with Lark Sequencing Technologies, Inc., a Delaware corporation ("Sequencing"), as outlined in a merger agreement ("Merger Agreement") entered into by SuperCorp and Sequencing on October 28, 1994. SuperCorp approved the Merger Agreement on September 5, 1995 and the stockholders of Sequencing approved it on September 12, 1995. Because of the merger, all of the shares of common and preferred stock of Sequencing were exchanged for 1,800,000 shares of Common Stock of the Company with a par value of $0.001 per share, and the 200,000 shares of Common Stock of the Company held by SuperCorp were distributed to the shareholders of SuperCorp. The Company has succeeded to all of the business previously undertaken by Sequencing. The Company provides contract molecular biology services to the pharmaceutical, biotechnology and agbio industries. The Company has operations in the United States and the United Kingdom.

In September 2003, as a result of a reverse / forward common stock split, 17,709 shares of common stock were cancelled and the shareholders will be paid off at a rate of $4.31 per share. A liability account for $76,339 was established for this repayment process.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

         Work in process inventory includes the direct and indirect costs associated with projects that were started but not completed as of December 31, 2003. Direct costs include such items as the cost of labor, reagents and supplies directly associated with each project. Indirect costs include such items as general supplies, laboratory management, depreciation, and costs to operate the lab. These costs are applied to each project based on direct labor hours incurred for the project up to the point of measurement such as the end of an accounting period. At December 31, 2003, work in process inventory was $160,371.

Revenue Recognition

         The Company submits the results of its laboratory services to its customers by electronic mail or by overnight delivery services. Upon the completion of the laboratory services and the submission of the results, the Company has no further obligation to perform services other than those that are perfunctory and inconsequential, and the submission of the report is essentially the same as delivery. Therefore, the Company recognizes revenue upon the submission of its laboratory results report to the customer by overnight or electronic delivery methods. From time to time, the Company enters into long term service contracts that are similar to open supply contracts. Revenues under such contracts are recognized as each project is completed and the submission sent. Revenue includes shipping costs billed to customers and the related costs are recorded as cost of sales. Costs incurred on partially completed projects are recorded as work-in-process.

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

                                         Year Ended December 31,
                                          2002             2003
                                          ----             ----
Net income, as reported               $   724,949     $   1,442,343
Add: stock based compensation
    expense included in net income
    as reported                             4,100            50,715
Deduct: Total compensation
    expense for options determined
    under fair value based methods
    for all awards                       (163,125)         (383,742)
                                      -----------     -------------
    Pro forma net income (loss)       $   565,924     $   1,109,816

Net income per common share
         As reported:
         Basic                        $      0.20     $        0.39
         Diluted                      $      0.20     $        0.34
         Proforma:
         Basic                        $      0.16     $        0.30
         Diluted                      $      0.16     $        0.26

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Advertising Costs

         The Company expenses all advertising costs as incurred. Total advertising expense for 2002 and 2003 was $41,666 and $75,296, respectively.

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

New Issued Accounting Standard

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the fiscal year beginning after March 15, 2004. The Company's adoption of the guidance did not have a significant impact on the Company's financial position and results of operations.

3. CONCENTRATION OF RISK

         The Company provides laboratory services primarily to major researchers in the United States and Europe. The Company generally requires a deposit of approximately 50% of total anticipated billings prior to commencing work on laboratory service projects. The Company performs ongoing credit evaluations of its customers and generally does not require additional collateral on its laboratory services. The Company maintains an allowance for doubtful accounts by accruing bad debt expense of one-half of one percent of the new U.S. accounts receivable each month. Accounts identified as uncollectible are written off when they are determined to be uncollectible.

         The Company primarily invests its excess cash in deposits with local banks and, at times, these deposits may exceed federally insured limits. The Company selects depository institutions based upon management's review of the financial stability of the institutions.

4. PROPERTY AND EQUIPMENT

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         Property and equipment consisted of the following at December 31, 2003:

Laboratory equipment                              $ 3,211,346
Furniture and fixtures                                116,791
Computer equipment                                    792,169
Leasehold improvements                                161,348
Computer Software                                      14,132
UK Vehicles                                            12,388
                                                  -----------
                                                    4,308,174

Less accumulated depreciation and amortization     (2,260,750)
                                                  -----------
Property and equipment, net                       $ 2,047,424
                                                  ===========

5. ACCRUED EXPENSES

         Accrued expenses consisted of the following at December 31, 2003:

Accrued audit and tax preparation fees               $ 35,600
Accrued salary costs, payroll taxes and insurance     101,776
Accrued UK VAT tax payable                             24,886
Cancelled fractional shares payable                    51,629
Other accrued expenses                                  2,748
                                                     --------
                                                     $216,639
                                                     ========

6. NOTES PAYABLE

         At December 31, 2002, the Company had a revolving line of credit with a bank that provided for maximum borrowings of $600,000. Under the terms of the line, borrowings were to bear interest at the bank's prime rate (4.25% at December 31, 2002) plus 1.5%. The line of credit expired December 31, 2002 and was renewed through December 31, 2003 with the same terms as the expiring line of credit. The Company did not renew the line of credit as of December 31, 2003.

7. FEDERAL INCOME TAX

         The components of the provision for income taxes for the years ended December 31 are as follows:

                          2002        2003
Current:
   Federal                    -      29,334
   Foreign                    -     388,677
   State                 34,645      52,679
                         ------------------
Total                    34,645     470,690

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Deferred:
   Federal                            -    (196,278)
   Foreign                            -           -
   State                              -      11,561
                                 ------------------
Total                                 -    (184,717)

Total income tax provision       34,645     285,973

A reconciliation of the actual tax rate to the statutory U.S. tax rate for the years ended December 31 is as follows:

                                              2002                          2003
                                   Amount            Percent     Amount            Percent
                                   ------            -------     ------            -------
Tax at U.S. statutory rates      $ 258,262             34%     $ 587,627             34%
State income taxes                  35,937              5%        42,398              3%
Change in valuation allowance     (273,755)           (36%)     (289,586)           (17%)
Deferred compensation                                            (30,388)            (2%)
Other                               14,201              2%       (24,078)            (1%)
                                 ------------------------      ------------------------
                                 $  34,645              5%     $ 285,973             17%
                                 ========================      ========================

The components of deferred taxes as of December 31 are as follows:

                                         2002         2003
Deferred tax liabilities:
   Depreciation                         (47,175)    (193,658)
   Currency translation gain                         (20,480)
                                       ---------------------
Total deferred tax liabilities          (47,175)    (214,138)

Deferred tax assets:
   Deferred rent                         12,644       13,393
   Bad debt allowance                    12,072       13,644
   Vacation accrual                       6,939        6,483
   Deferred compensation                      -       19,126
   Accrued expenses                           -        2,315
   Net operation loss carryovers        305,106            -
   Tax credit carryovers                      -      323,414
                                       ---------------------
Total deferred tax assets               336,761      378,375

                                       ---------------------
   Valuation allowance                 (289,586)           -
                                       ---------------------
Net deferred tax assets                       -      164,237

The allocation of deferred tax expense (benefit) involving items charged to current year income and items charged directly to stockholder's equity for the years ended December 31 is as follows:

                                                          2002         2003
Deferred tax expense (benefit) allocated to equity:
   Federal                                                     -       18,773
   Foreign                                                     -            -
   State                                                       -        1,707
                                                        ---------------------
                                                               -       20,480
                                                        ---------------------
Deferred tax expense (benefit) allocated to income:
   Federal                                                     -     (196,278)
   Foreign                                                     -            -
   State                                                       -       11,561
                                                        ---------------------
                                                               -     (184,717)
                                                        ---------------------
Total deferred tax (benefit):                                  -     (164,237)
                                                        ---------------------

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2002, the Company had a valuation allowance of $289,586 recorded against its net deferred tax asset. At December 31, 2003, the Company released the valuation allowance because management believes, based on the weight of available evidence, that it is more likely than not that the Company's net deferred tax asset will be realized in the future. Consequently, the adjustment to reduce the valuation allowance increased net income.

At December 31, 2003, the Company has U.S. federal research and experimental tax credit carryovers of $35,215 and foreign tax credit carryovers of $258,864 that expire beginning in 2007 and alternative minimum tax credit carryovers of $29,335 with no expiration period.

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

Leases

         The Company leases certain real estate for its corporate office in Houston, Texas and branch office in the United Kingdom, as well as certain equipment under non-cancelable lease agreements, which expire at various dates. Leases with escalating lease payments are recorded on a straight-line basis over the lease term. Total rent expense for all operating leases for 2002 and 2003 was $372,880 and $242,088 respectively.

         At December 31, 2003, future minimum payments under these operating leases are as follows:

2004                 179,287
2005                 169,313
2006                 168,830
2007                 155,769
2008                 155,769
Thereafter           155,769
                    --------
Total               $984,737

         The gross amount of assets recorded under capital leases at December 31, 2002 was $1,547,696. The related accumulated amortization was $431,724 at December 31, 2003. Under the terms of the capital leases, the Company is obligated to make payments as set forth in the table below and, subject to certain conditions, may purchase the equipment at the end of the lease for a nominal amount.

         At December 31, 2003, future minimum payments under these capital leases are as follows:

       2004                                          $ 502,813
       2005                                            429,342
       2006                                             28,554
                                                     ---------
Total minimum lease payments                         $ 960,709
Less amounts representing interest                      60,149
                                                     ---------
Total present value of minimum lease payments          900,560
Less current portion                                  (458,161)
                                                     ---------
Capital lease obligation less current portion        $ 442,399
                                                     =========

Amortizations of capital lease assets are included in depreciation expense.

9. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

Stock Options and Warrants

         The Company has a 2002 Stock Option Plan (2002 Plan). The 2002 Plan permits the board of directors to grant awards to non-employee directors, certain key employees, and others as determined by the board of directors. Awards under the 2002 Plan may be Incentive Stock Options intended to qualify as "incentive stock options" within the

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

meaning of Section 422 of the Internal Revenue Code, non-qualified stock options, stock awards, or performance shares. The Company has reserved a total of 2,000,000 shares of its common stock for issuance under the 2002 Plan. Options granted under the 2002 Plan are generally exercisable immediately by non-employee directors and subject to a four year vesting schedule for employees.

         The Company applies APB 25 in accounting for the Plan. Since the exercise price of the options granted, is the weighted average of the preceding thirty active trading days of close prices, and was sometimes below the market value of the stock at the date of grant, compensation cost has been recognized for its fixed stock option plan as discussed below. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing ("Black-Scholes") model. For options granted during 2002 and 2003 the following assumptions were used: volatility ranging from 91% to 96%, expected life of five years risk free interest rate ranging from 1.3% to 3.7% with no expected dividend yield.

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

         During 2002 and 2003, the Company issued stock options under the 2002 Plan, at exercise prices calculated as the weighted average of the preceding thirty active trading days of close prices of the common stock on the date of grant. During 2002 and 2003, some stock options were granted at an exercise price below the fair market value. Deferred compensation expense was recorded in stockholders' equity for the difference between the option exercise price and the fair value of common stock. The deferred compensation is being expensed on a straight-line basis over the vesting period. A summary of the Company's stock options activity and related information follows:

                                                           Year Ended December 31,
                                                          2002                             2003
                                                        Weighted                         Weighted
                                                         Average                          Average
                                          Options    Exercise Price      Options      Exercise Price
                                          -------------------------     ----------------------------
Outstanding-
  beginning of year                        63,289        $ 0.85          927,729         $    1.29
    Granted                               864,440        $ 1.32          262,947         $    2.00
    Exercised                                   -             -         (343,450)        $    1.34
    Forfeited                                   -             -          (19,125)        $    1.58
                                          -------        ------         --------         ---------

Outstanding - end of year                 927,729        $ 1.29          828,101         $    1.49

Options exercisable at year-end           740,229                        657,110

Weighted average fair value
of options granted during the year                       $ 0.17                          $    1.46

         The following summarizes information related to stock options outstanding at December 31, 2003:

                             LARK TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                Options outstanding             Options exercisable
                       ------------------------------------     --------------------
                                                  Weighted
                                   Weighted       Average                   Weighted
   Range of                        Average       Remaining                   Average
   Exercise                        Exercise     Contractual                 exercise
    Prices             Options      Price           Life        Options       price
-------------          -------     --------     -----------     -------     --------
                                 (in thousands, except per share amounts)
$0.15 - $1.34          603,404      $1.24        7.39 yrs.      504,310       $1.25
$1.42 - $5.08          224,697      $2.17        8.34 yrs       152,800       $2.44
                       -------                                  -------
                       828,101      $1.49        7.65 yrs.      657,110       $1.53
                       =======                                  =======

At December 31, 2003, there are 891,738 options available for future grants under the Plan.

         The Company records the fair value of options issued to non-employee consultants at the fair value of the options issued. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no performance obligation exists.

10. 401(k) PLAN

         The Company has an employee 401(k) retirement plan. Qualified employees may contribute up to 15% of their gross pay to the plan. Employee contributions are limited to amounts established by law. The Company may make matching contributions to the plan as determined by the Board of Directors subject to the limitations under the Internal Revenue Code. The Company made no contributions to the plan in either 2002 or 2003.

11. RELATED PARTY TRANSACTIONS

         The Company provided laboratory services, at rates normally charged to third parties, to affiliates of the Company totaling $61,195 and $116,355 in 2002 and 2003, respectively.

         The due from related parties at December 31, 2003 is comprised primarily of amounts due from affiliates of the Company for laboratory services provided by the Company.

12. MAJOR CUSTOMERS

         During 2002, one customer provided approximately 11% and 15% of the Company's revenue and accounts receivable, respectively. During 2003, a different customer provided approximately 17% and 9% of the Company's revenues and accounts receivable, respectively.

13. SEGMENT INFORMATION

         The Company operates in two segments determined by geographic location. The proportion of the Company's sales generated from contract molecular services by location is as follows:

                                                                  2002                  2003
                                                               ----------            ----------
Sales - US                                                     $4,838,911            $6,016,817
        UK                                                      1,853,394             3,011,565
                                                               ----------            ----------
                                                               $6,692,305            $9,028,382
                                                               ----------            ----------
        Total Identifiable gross property and equipment

        US                                                     $2,915,058            $3,490,532
        UK                                                        750,908               817,642
                                                               ----------            ----------
            Total                                              $3,665,966            $4,308,174

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

15. EARNINGS PER SHARE

         The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                For the year ending December 31,
                                                --------------------------------
                                                   2002                   2003
                                                --------------------------------
Weighted average common shares outstanding      3,537,548              3,660,983
Dilutive securities - employee stock options       84,189                574,513
                                                --------------------------------
Weighted average common shares outstanding
   assuming full dilution                       3,621,737              4,235,496
                                                ================================

         In 2002 and 2003, options to purchase 76,500 and 33,000 shares of common stock were not included in the computation of diluted EPS, because the option exercise price was greater than the average market price of the common shares.

16. COMPREHENSIVE INCOME

         Accumulated other comprehensive income presented on the accompanying balance sheet consists of foreign currency translation adjustments. Total comprehensive income for the years ended December 31, 2002 and 2003, was $753,169 and $1,478,784, respectively.

17. SUBSEQUENT EVENT

On December 18, 2003, the Company signed a merger agreement with Genaissance Pharmaceuticals Inc., (Genaissance) a pharmaceutical company located in New Haven, CT, where the Company will merge with Genaissance. The merger is expected to be completed in April 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Controller, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Controller concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below are the names, ages, and terms of office of each of the directors and executive officers of the Company and a description of the business experience of each.

                                                                        Office Held
       Person                                Office                        Since
       ------                                ------                        -----
George M. Britton, 56               Director                               1989
                                    Co-Chairman of the Board               2000

David A. Lawson, 56                 Director                               1989
                                    Co-Chairman of the Board               2000

E.J. (Jere) Pederson, 56            Director                               2000

Peter Boatright, 65                 Director                               2003

Tim McGrath, 55                     Director                               2003

Carl W. Balezentis, Ph.D., 46       Director                               2001
                                    Chief Executive Officer                2001
                                    Secretary                              2001

David Buck, 43                      Sr. V.P. Operations,                   2002
                                    Scientific Director

         The directors are elected at the annual meeting of stockholders, and each director elected holds office until his successor is elected and qualified. The officers are elected annually by the Board of Directors at its first regular meeting held after the annual meeting of stockholders or as soon thereafter as conveniently possible. Each officer holds office until his successor has been chosen and qualified.

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

         Peter Boatright is a semi-retired Attorney and Certified Public Accountant. Currently Mr. Boatright serves on the Board of the Oklahoma United Methodist Foundation and is Chairman of its Investment Committee. Mr. Boatright also serves on the Board of Guaranty Credit Card, Inc. and Americrest Bank in Oklahoma City, where he is Chairman of the Audit Committee. Previously Mr. Boatright was employed with Goldman Investments for over 25 years in various positions, including President, Chief Operating Officer and Chief Financial Officer. Goldman Investments was a national firm with business interests from Puerto Rico to Hawaii.

         Tim McGrath is currently the Chief Executive Officer for Xeotron, a Houston based microarray tools company that utilizes a proprietary platform technology. Mr. McGrath is the former president of Sigma-Genosys, a global leader in DNA and peptide synthesis. Sales and earnings growth at Sigma-Genosys was fueled by new product development, global expansion of production facilities, acquisition, and process improvement. Prior to Genosys, Tim held various sales and marketing positions at Millipore, Zymark and Beckman Instruments.

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

                                                                              Employee
          Person                                     Office                     Since
          ------                                     ------                     -----
David Alan Wall, Ph.D., 41                Director, Quality Control
                                          and Compliance                        1994

Heidi B. Nelson, Ph.D., 40                Manager,
                                          Gene Quantitation                     1997

Li Li, Ph.D., 44                          Senior Scientist, Manager of
                                          Genotyping Service                    1998

Jon H. Luksich, CPA, 43                   Controller                            1998

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

AUDIT COMMITTEE COMPOSITION

         Mr. Boatright, who serves as the chair of the audit committee of the Board, is an independent audit committee financial expert. Mr. E.J. Pederson and Mr. Tim McGrath serve as members of the audit committee of the Board. Dr. Balezentis, the Chief Executive Officer and Jon Luksich, the Company's controller, attends meetings of the audit committee to advise its members.

CODE OF ETHICS

         The Company has not adopted a formal code of ethics that applies to the CEO, CFO, and controller. Upon approval of the proposed merger with Genaissance on April 1, 2004 Lark will become a wholly owned subsidiary of Genaissance and will become subject to their code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

                                                                                         Long Term Compensation
                                                                                  -----------------------------------
                                                                                           Awards             Payouts
                                                  Annual Compensation             ------------------------    -------
                                          ------------------------------------    Restricted    Securities
           Name and                                               Other annual       stock      Underlying     LTIP       All other
          principal                       Salary     Bonus        compensation     award(s)      Options      Payouts   compensation
           position               Year      ($)       ($)              ($)            ($)           (#)         ($)          ($)
------------------------------------------------------------------------------------------------------------------------------------
Carl Balezentis, PhD. - C.E.O.    2003    165,417    67,000(1)                                         -
                                  2002    163,438    34,076(2)                                    60,000
Sr. VP- Corp. Development         2001    135,000    13,500                                       60,000

David Buck -Sr. VP-Operations     2003    136,500    15,150                                            -
                                  2002    135,810    10,000                                            -
VP - European Operations          2001     85,058    18,591          12,217                       10,000                   4,253

(1) Amount awarded. Manner of payout not yet determined.

(2) Paid as $17,038 in cash and options for 32,147 shares of common stock, that vest over 4 years.

OPTION GRANTS IN LAST FISCAL YEAR

                          Number of      Percent of total
                         Securities           options
                         Underlying         granted to     Exercise or
                          Options          employees in    base price     Expiration
     Name                 granted           fiscal year     ($/Share)        date
     ----                 -------           -----------     ---------        ----
David Lawson               50,000               19%           $1.45        01/06/13
David Lawson               15,000                6%           $1.45        01/06/13
George Britton             50,000               19%           $1.45        01/06/13
George Britton             15,000                6%           $1.45        01/06/13
Jere Pederson              15,000                6%           $1.45        01/06/13
Peter Boatright             3,900                1%           $3.09        05/29/13
Peter Boatright            15,000                6%           $4.74        09/01/13
Peter Boatright             3,000                1%           $5.08        12/18/13
Timothy McGrath             3,900                1%           $3.09        05/29/13
Timothy McGrath            15,000                6%           $4.74        09/01/13
Carl Balezentis            32,147               12%           $1.59        03/03/13

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                                                   Value of Unexercised
                       Shares                             Number of Unexercised Options            in-the-money Options
                     acquired on     Value realized           at December 31, 2003                 at December 31, 2003
     Name           exercise (#)           ($)         (#) Exercisable    (#) Unexercisable   Exercisable     Unexercisable
     ----           ------------           ---         ---------------    -----------------   -----------     -------------
Carl Balezentis        35,000           $124,600            54,375             107,772          $196,294        $376,198
David Buck                  -                  -            25,000               5,000          $100,050        $ 18,450

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR:

         None

DIRECTOR COMPENSATION

         The sole form of compensation for the directors of the company is the grant of stock options as enumerated in the table above.

EMPLOYMENT AGREEMENTS

         Carl W. Balezentis is currently subject to an employment agreement with the Company effective July 31, 2000 (the "Employment Agreement"), which provided for payment to him of an annual compensation of $135,000, subject to annual increases at the Board's discretion, and an annual bonus of between 25 and 50% of salary if revenue and profitability goals for the Company met targeted amounts. Effective February 26, 2003, Dr. Balezentis' salary was increased to $167,500 per year, and he was awarded a bonus of $34,076, 50% of which was awarded in cash and 50% was awarded as incentive stock options, for his performance in 2002. Dr. Balezentis' bonus arrangement for 2003 was between 25% and 40% of his annual base salary in effect at the time such bonus was determined, based on Lark's meeting specified targeted amounts. Dr. Balezentis will be awarded a bonus of $67,000 for his performance in 2003. The annual bonus may be paid in all cash, or in a combination of cash and restricted stock or incentive stock options, at his option. If the employment of Dr. Balezentis is terminated by the Company for any reason other than for cause (as defined in the Employment Agreement), he will continue to receive employee benefits and his annual salary for twelve months. If his employment is terminated by the Company within six months after a change in control, all stock options held by him will immediately vest as of his termination date.

         Upon consummation of the merger of the Company and Genaissance, Dr. Balezentis will become an executive officer of Genaissance. Dr. Balezentis has entered into an employment agreement with Genaissance, contingent upon the consummation of the merger, to serve as senior vice president of the combined company and president of Lark, which will become a wholly owned subsidiary of Genaissance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table describes the security ownership of beneficial owners of more than 5% of the Common Stock of the Company, its directors, executive officers, and all directors and officers as a group, as of December 31, 2003. The SEC defines beneficial ownership to include voting power o investment power with respect to securities. Unless indicated by footnote, each person has sole voting power with respect to the shares of common stock indicated directly opposite his or its name.

                             Name, address                                Amount and nature         Percent of
Title of Class               and position                              of beneficial ownership(1)    class(1)
--------------------------------------------------------------------------------------------------------------
Common               David Lawson - Director                                   603,048(2)              15.3%
                     2039 Dryden
                     Houston, Texas 77024

Common               George Britton - Director                                 520,075                 13.4%
                     3272 Westheimer, Suite 3
                     Houston, Texas 77098

Common               Baylor College of Medicine -                              268,040                  7.3%
                     More than 5% beneficial owner
                     One Baylor Plaza
                     Houston, Texas 77030

Common               Peter Boatright - Director                                216,393(3)               5.9%
                     4932 NW 31st Street
                     Oklahoma City, OK 73122

Common               E.J. Pederson - Director                                  105,000(4)               2.9%
                     UTMB Box 55153
                     Galveston, TX 77555

Common               Tim McGrath - Director                                     26,400                    *
                     8275 El Rio, Ste 130
                     Houston, TX 77054

Common               Carl W. Balezentis, Ph.D. - Director and                   61,250                  1.6%
                     Executive Officer
                     9441 W Sam Houston Pkwy So., Ste 103
                     Houston, TX 77099

Common               David Buck, Ph.D. - Executive Officer                      25,000                    *
                     9441 W Sam Houston Pkwy So., Ste 103
                     Houston, TX 77099

Common               Directors and Officers as a group (7 persons)           1,557,166                36.44%

(1) Includes options exercisable currently or within 60 days after December 31, 2003 in the following amounts: Mr. Lawson - 264,470; Mr. Britton - 195,970; Mr. Boatright - 21,900; Mr. McGrath - 26,400; Dr. Balezentis - 61,250; and Dr. Buck - 25,000. The calculation of the percentage of class is based on the number of shares outstanding and assumes the exercise of the number of stock options listed for that person that are exercisable within 60 days.

(2) Includes 100,517 shares held by D.C. Lawson trust and 100,517 held by S.R. Lawson trust, of which Mr. Lawson is the trustee. Mr. Lawson disclaims beneficial ownership of the shares held by the trusts.

(3) Includes 85,318 shares held by Boatright Family LLC and 8,110 shares held by the Heiman Irrevocable Trust.

(4) Includes 10,000 shares held by Bevo Investments, Inc., a corporation of which Mr. Pederson owns 50% of the shares. Mr. Pederson shares voting and investment power with respect to those shares.

*    Indicates less than 1% ownership.

EQUITY COMPENSATION PLANS

         The following table reflects the information described as of December 31, 2003 with respect to compensation plans under which the Company's stock is authorized for issuance.

                            No. of Shares to be issued     Weighted average exercise
                                 upon exercise of             price of outstanding        Number of securities remaining
                           outstanding option, warrants      options, warrants and         available for future issuance
   Plan Category                    and rights                       rights               under equity compensation plans
------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders(1)                  828,101                         $1.49                           891,738

(1) Includes 46,339 shares of common stock issuable upon the exercise of stock options granted under the Company's 1990 Stock Option Plan and 781,762 shares of common stock issuable upon the exercise of stock options granted under the Company's 2002 Stock Option Plan. Pursuant to the merger agreement, Genaissance will assume all outstanding options to purchase shares of Company common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the fiscal year ended December 31, 2002, the Company provided laboratory services totaling $61,195 to two companies which are related to Baylor College of Medicine, a 7.3% shareholder. In the fiscal year ended December 31, 2003, the Company provided laboratory services totaling $116,355 to the same companies. In both instances, the services were purchased or provided at standard rates normally charged to unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits

Index of Exhibits

Index of Exhibits
-----------------
     2.1(1)              The Agreement of Merger of November 18, 1994, between Lark Technologies, Inc. and
                         Lark Sequencing Technologies, Inc. providing for the merger of Lark Sequencing
                         Technologies, Inc. into the Company.

     2.2(2)              Agreement and Plan of Merger among the Company, Genaissance Pharmaceuticals, Inc.
                         and Brown Acquisition Corp. dated as of December 18, 2003, filed by Genaissance as
                         Exhibit 2.1 to its Form 8-K filed with the SEC on December 19, 2003.

     3.1(1)              Bylaws of Lark Technologies, Inc., as amended.

     3.2(1)              The Certificate of Incorporation of Lark Technologies, Inc., as amended.

     3.3(3)              Certificate of Amendment to Certificate of Incorporation of the Company effecting the Reverse Split.

     3.4(3)              Certificate of Amendment to Certificate of Incorporation of the Company effecting the Forward Split

     4.1(4)              Lark Technologies, Inc. 2000 Stock Option Plan adopted by the Company.

     4.2(5)              Lark Technologies, Inc. 2002 Stock Option Plan adopted by the Company.

     23.1                Consent of independent auditors.

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

(2) Incorporated by reference from Annex A to the Company's joint proxy statement/prospectus with Genaissance Pharmaceuticals, Inc. contained in the Registration Statement on Form S-4 dated February 17, 2004, Commission File No. 333-112737.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ending September 30, 2003 filed November 14, 2003.

(4) Incorporated by reference from the Company's Registration Statement on Form S-8 dated September 21, 2000, Commission File No. 333-46280.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ending September 30, 2002 filed November 5, 2002.

         (B) Reports on Form 8-K

         A Form 8-K was filed on December 19, 2003 reporting the execution of the Agreement and Plan of Merger with Genaissance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         AUDIT FEES. The aggregate fees billed by Ernst & Young LLP ("EY"), our independent auditors, for professional services rendered for the audit of our annual consolidated financials included in our annual reports on Form 10-KSB and the reviews of the financial reports included in the quarterly reports on Form 10-QSB, in each case, for the years ended December 31, 2003 and 2002 amounted to $68,500 and $57,900.

         AUDIT-RELATED FEES. For each of the last two fiscal years, the Company incurred no fees related to services that are reasonably related to the performance of the audit and review of the Company's financial statements.

         TAX FEES. For each of the last two fiscal years, the Company incurred $14,490 and $8,825 in fees to EY for tax compliance, tax advice, and tax planning, composed principally of tax preparation services.

         ALL OTHER FEES. For each of the last two fiscal years, the Company incurred $194 and $0 for products and services provided by EY other than those reported above.

         The Audit Committee considered whether the provision of these services was compatible with maintaining the independence of EY as the Company's principal independent accounting firm. All of the non-audit services described above were approved by the Audit Committee in accordance with its policies and procedures.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Lark Technologies, Inc.
                                       (Registrant)

         Date: March 30, 2004          /s/ Carl W. Balezentis
                                       -----------------------------------------
                                           Carl W. Balezentis
                                           President and Chief Executive Officer

         Date: March 30, 2004          /s/ Jon H. Luksich
                                       -----------------------------------------
                                           Jon H. Luksich
                                           Controller and principal financial
                                           officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004                   /s/ George M. Britton
                                       -----------------------------------------
                                           George M. Britton, Director
                                           Co-chairman of the Board

Date: March 30, 2004                   /s/ David Lawson
                                       -----------------------------------------
                                           David Lawson, Director
                                           Co-chairman of the Board

Date: March 30, 2004                   /s/ E.J. (Jere) Pederson
                                       -----------------------------------------
                                           E.J. (Jere) Pederson,
                                            Director

Date: March 30, 2004                   /s/ Carl W. Balezentis
                                       -----------------------------------------
                                            Carl W. Balezentis
                                            Director

Date: March 30, 2004                   /s/ Peter Boatright
                                       -----------------------------------------
                                            Peter Boatright
                                            Director

Date: March 30, 2004                   /s/ Tim McGrath
                                       -----------------------------------------
                                           Tim McGrath
                                            Director

                                  EXHIBIT INDEX

2.1(1) The Agreement of Merger of November 18, 1994, between Lark Technologies, Inc. and Lark Sequencing Technologies, Inc. providing for the merger of Lark Sequencing Technologies, Inc. into the Company.

2.2(2) Agreement and Plan of Merger among the Company, Genaissance Pharmaceuticals, Inc. and Brown Acquisition Corp. dated as of December 18, 2003, filed by Genaissance as Exhibit 2.1 to its Form 8-K filed with the SEC on December 19, 2003.

3.1(1)            Bylaws of Lark Technologies, Inc., as amended.

3.2(1) The Certificate of Incorporation of Lark Technologies, Inc., as amended.

3.3(3) Certificate of Amendment to Certificate of Incorporation of the Company effecting the Reverse Split.

3.4(3) Certificate of Amendment to Certificate of Incorporation of the Company effecting the Forward Split

4.1(4)            Lark Technologies, Inc. 2000 Stock Option Plan adopted by the
                  Company.

4.2(5)            Lark Technologies, Inc. 2002 Stock Option Plan adopted by the
                  Company.

23.1              Consent of independent auditors.

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

(2) Incorporated by reference from Annex A to the Company's joint proxy statement/prospectus with Genaissance Pharmaceuticals, Inc. contained in the Registration Statement on Form S-4 dated February 17, 2004, Commission File No. 333-112737.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ending September 30, 2003 filed November 14, 2003.

(4) Incorporated by reference from the Company's Registration Statement on Form S-8 dated September 21, 2000, Commission File No. 333-46280.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ending September 30, 2002 filed November 5, 2002.